Form 10-Q
period 1996-03-31
A I M MANAGEMENT GROUP INC /DE/
filed 1996-05-15
CIK 911218

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996


                        Commission file number: 33-67866



                           A I M MANAGEMENT GROUP INC.
             (Exact name of registrant as specified in its charter)



                  Delaware                                        74-1881407
(State or other jurisdiction of incorporation                  (I.R.S. Employer
                or organization)                             Identification No.)


             11 Greenway Plaza, Suite 1919, Houston, Texas 77046
          (Address of principal executive offices including zip code)



                                 (713) 626-1919
             (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
       ---             ---

         At April 30, 1996, there were 2,317,700 shares outstanding of the Registrant's common stock, par value $0.0025 per share, and 1,037,100 shares outstanding of the Registrant's Class B common stock, par value $0.0025 per share (the "Class B Common Stock").

                 A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                              March 31,     December 31,
                                                                                1996           1995
                                                                             -----------    ------------
                                                                             (unaudited)
                                ASSETS
Cash and cash equivalents ................................................     $45,659        $42,148
Accounts receivable:
  Due from dealers for sales of capital stock of affiliated
    registered investment companies ......................................       1,628          1,670
  Management fees from affiliated registered investment companies               18,544         15,949
  Management fees due from managed accounts ..............................         264            360
  Other, primarily due from affiliated registered investment companies ...      14,786         12,071
                                                                              --------       --------
    Total accounts receivable ............................................      35,222         30,050
                                                                              --------       --------

Prepaid expenses .........................................................       1,375          1,343
Investments:
  Affiliated registered investment companies, at market ..................       7,557          6,787
  Other equity investments, at market ....................................       1,232          1,041
                                                                              --------       --------
    Total investments ....................................................       8,789          7,828
                                                                              --------       --------

Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $15,403 in 1996
  and $14,044 in 1995 ....................................................      17,488         15,760
Acquisition and organization costs, net of accumulated amortization of
  $12,899 in 1996 and $12,114 in 1995 ....................................      38,217         38,961
Financing costs, net of accumulated amortization of $5,848 in 1996
  and $5,372 in 1995 .....................................................       6,262          6,738
Deferred sales commissions, net of accumulated amortization of
  $18,021 in 1996 and $15,872 in 1995 ....................................      36,067         39,073
Deferred charges and other assets ........................................      11,386         15,754
                                                                              --------       --------

    Total assets .........................................................    $200,465       $197,655
                                                                              ========       ========




 See accompanying notes to unaudited interim consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - continued
                      (in thousands, except share amounts)


                                                     March 31,   December 31,
                                                       1996         1995
                                                     ---------   ------------
                                                    (unaudited)
     LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Payables to affiliated registered investment
    companies for sales of their capital stock ...  $  1,620     $  1,662
   Accounts payable and accrued expenses .........    17,971       20,752
   Dividends payable .............................     7,213           --
   Interest payable ..............................     4,045        1,482
   Federal and state income taxes payable ........     7,031        5,832
   Deferred compensation payable .................    11,266       31,831
   Credit facility to finance deferred sales
    commissions ..................................    39,941       43,921
   Senior secured notes ..........................   110,000      110,000
   Deferred income tax ...........................     9,878        6,254
                                                    --------     --------

          Total liabilities .....................   208,965      221,734
                                                    --------     --------

   Class B common stock of $.0025 par value per
      share subject to Redemption Agreement,
        including an increase in the Redemption
        Price of $32,839 in 1996 and 24,590 in
        1995: authorized, issued and outstanding
        1,037,100 shares .........................    67,839       59,590

   Stockholders' deficit:
      Common stock of $.0025 par value per share:
       authorizing 4,240,000 shares, in 1996 and
       1995, issued and outstanding 2,317,700
       shares in 1996 and 2,243,800 shares in
       1995 ......................................         6            6
      Additional paid-in capital .................     5,255        3,275
      Deficit ....................................   (82,236)     (87,339)
      Net unrealized appreciation of marketable
       equity securities, net of applicable
       taxes .....................................       698          450
      Translation loss ...........................       (62)         (61)
                                                    --------     --------

          Total stockholders' deficit ............   (76,339)     (83,669)
                                                    --------     --------

          Total liabilities and stockholders'
           deficit ...............................  $200,465     $197,655
                                                    ========     ========


 See accompanying notes to unaudited interim consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                               --------------------
                                                                 1996        1995
                                                               -------      -------
Management and advisory fees...............................    $51,403      $28,202
Commission income..........................................     15,021        5,131
Distribution fee income....................................      8,792        4,743
Other operating revenues...................................      9,265        5,591
                                                               -------      -------
        Total operating revenues...........................     84,481       43,667
                                                               -------      -------
Compensation and related expenses..........................     27,395       15,795
Other administrative expenses..............................     15,704        9,487
Interest and amortization of debt issuance costs...........      3,669        4,510
Depreciation and amortization..............................      4,280        4,298
Other expenses.............................................        937          449
                                                               -------      -------
       Total operating expenses...........................      51,985       34,539
                                                               -------      -------
Income before taxes........................................     32,496        9,128
Income tax expense.........................................     11,944        3,534
                                                               -------      -------
Net income.................................................    $20,552      $ 5,594
                                                               =======      =======

Net income.................................................    $20,552      $ 5,594
Increase in Redemption Price of Class B
        Common Stock (see Note 2)..........................     (8,249)          --
                                                               -------      -------
Net income applicable to common stock......................    $12,303      $ 5,594
                                                               =======      =======
Earnings per share.........................................    $  3.44      $  1.59
                                                               =======      =======
Weighted average shares....................................      3,581        3,516
                                                               =======      =======






 See accompanying notes to unaudited interim consolidated financial statements.

                 A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                                 1996          1995
                                                                                ------        ------
Cash flows from operating activities
  Net income .............................................................    $20,552       $ 5,594
  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization ........................................      4,739         4,550
    Deferred income tax ..................................................      3,490         5,615
  Change in assets and liabilities:
    Increase in accounts receivable ......................................     (5,172)       (2,470)
    Decrease (increase) in prepaid expenses ..............................        (32)          236
    (Increase) decrease in deferred sales commissions ....................        857       (13,076)
    Decrease in deferred charges and other assets ........................      4,368         3,404
    Increase (decrease) in payables to affiliated registered
      investment companies ...............................................        (42)          463
    Increase (decrease) in accounts payable and accrued expenses .........     (2,781)        3,363
    Increase in interest payable .........................................      2,563         2,469
    Increase (decrease) in income taxes payable ..........................      3,086        (3,467)
    Decrease in deferred compensation payable ............................    (20,565)       (9,340)
                                                                              -------       -------
    Total adjustments ....................................................     (9,489)       (8,253)
                                                                              -------       -------
    Net cash provided by (used in) operating activities ..................     11,063        (2,659)
                                                                              -------       -------
Cash flows from investing activities:
  Purchase of investments in affiliated registered
      investment companies ...............................................       (579)         (226)
  Proceeds from sale of government security ..............................         --        12,000
  Purchase of furniture, equipment and leasehold improvements ............     (3,087)         (788)
                                                                              -------       -------
      Net cash provided by (used in) investing activities ................     (3,666)       10,986
                                                                              -------       -------
Cash flows from financing activities:
  Proceeds for long-term debt ............................................         --         7,998
  Principal repayments of long-term debt .................................     (3,979)       (4,168)
  Payment of common stock dividend .......................................         --        (2,857)
  Proceeds from exercise of options ......................................         93            --
                                                                              -------       -------

      Net cash provided by (used in) financing activities ................     (3,886)          973
                                                                              -------       -------
      Net increase in cash and cash equivalents ..........................      3,511         9,300

Cash and cash equivalents at beginning of year ...........................     42,148        25,534
                                                                              -------       -------
Cash and cash equivalents at end of period ...............................     45,659        34,834
                                                                              =======       =======
Supplement cash flow disclosure:
  Cash paid for interest .................................................    $   578       $ 1,593
  Cash paid for taxes ....................................................    $ 5,213       $ 1,341

See accompanying notes to unaudited interim consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(1)  General

     The consolidated financial statements of A I M Management Group Inc. and its subsidiaries (collectively, the "Company") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles, and reflect all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and notes contained in the Form 10-K of A I M Management Group Inc. for the year ended December 31, 1995, File Number 33-67866. Certain reclassifications have been made to conform prior year amounts to the 1996 presentation.


(2)  Class B Common Stock

     In connection with the sale of the Class B Common Stock, the purchasers received the right to sell the Company the shares of Class B Common Stock (the "Put"). The Put may be exercised after August 20, 2000, only of the Company has not completed a public stock offering with the net proceeds in excess of $25 million ("Qualified Public Stock Offering") prior thereto. Pursuant to the Put, up to 345,700 shares may be sold to the Company in each of the 12-month periods ended August 20, 2001, 2002 and 2003, at a purchase price equal to an agreed upon formula price ("Redemption Price"). Currently, under the terms of the bank facility agreement, the Company is precluded from purchasing the Class B Common Stock. In addition, the indenture for the senior secured notes contains restrictions related to the purchase of Class B Common Stock by the Company.

     The Class B Common Stock is recorded at the higher of its selling price or the present value of the formula price in accordance with Staff Accounting Bulletin #64 issued by the Securities and Exchange Commission. The present value of the future formula price is based on the agreed upon formula times the maximum number of shares which could be put to the Company in 2001, 2002 and 2003, discounted using the Company's cost of capital.

     During the first quarter of 1996, a pro rata portion of the present value of the Put based on the anticipated formula price at December 31, 1996 exceeded the original selling price. As a result, the Company increased the deficit by $8.2 million and increased the recorded value of the Class B Common Stock during the first quarter of 1996. If the Company completes a Qualified Public Stock Offering prior to August 20, 2000, increases in the value of the Put over the selling price as well as the original selling price of $35 million of the Class B Common Stock will be restored to stockholders' equity.

     Periodic increases in the carrying amount of Class B Common Stock are treated as dividends in the calculation of earnings per share. The current increase in the value of the Put reduced earnings per share by approximately $2.30 for the three months ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         A I M Management Group Inc.'s largest sources of revenues are mutual fund management and advisory fees, commission income earned from underwriting and distributing retail mutual fund shares, distribution fee income and transfer agent fees. Other sources of operating revenues include accounting service fees and interest income. The term "Company," as used herein, unless the context otherwise requires, refers to A I M Management Group Inc. and its direct and indirect subsidiaries.

         The Company sponsors, markets and provides investment advisory, distribution and administrative services to the AIM Family of Funds, a family of retail mutual funds that consists of 23 portfolios reflecting a broad range of investment objectives and strategies. In addition, the Company manages and distributes a retail mutual fund sold exclusively through a contractual plan arrangement, manages a closed-end fund which invests primarily in convertible securities and engages in short-selling investment strategies, and co-sponsors a variable annuity product which gives investors the ability to invest in nine separate portfolios. These specialized retail fund products and the AIM Family of Funds are together herein referred to as the "AIM Retail Funds."

         Certain retail classes of shares of the AIM Retail Funds are sold with a front-end sales charge ("Class A Shares"). Commission income earned by the Company on sales of Class A Shares is based on the amount of such shares which are sold, and is paid from the customer-funded sales charge less an applicable concession to the selling dealer. The Company also earns a fee from certain insurance companies for services performed in connection with certain sales of units of the variable annuity product. Certain AIM Retail Funds also offer classes of shares which are sold without a front-end sales charge, but which are generally subject to a contingent deferred sales charge ("CDSC") at the time of their redemption ("Class B Shares"). The Company pays commissions at the time of sale to financial intermediaries which sell Class B Shares.

         The Company also sponsors and provides investment advisory and related administrative services to a number of institutional mutual funds (or classes of funds) sold primarily to banks (acting for themselves or in a fiduciary capacity), collective and common trust funds, and accounts of public entities (collectively, the "AIM Institutional Funds"). Sales of the AIM Institutional Funds(R) do not generate sales commission revenue to the Company. The AIM Retail Funds and the AIM Institutional Funds are collectively referred to herein as the "AIM Funds." The Company also provides investment advisory services to individuals, corporations, pension plans and other private investment advisory accounts (the "Managed Accounts"), provides investment sub-advisory services to two Canadian mutual funds and one portfolio of an open-end registered investment company that is offered to separate accounts of variable insurance companies (collectively, the "Sub-Advised Funds") and manages an offshore investment company domiciled in Ireland (the "Offshore Fund"). As of March 31, 1996, total assets under the Company's management were approximately $48.5 billion.

         Mutual fund management and advisory fees are based on the average daily net assets of the AIM Funds. Such fees are accrued daily by each AIM Fund and paid to the Company monthly. The Company's management and advisory fees fluctuate due to changes in the total value of the net assets under management. Variations in the level of assets under management result from both sales and redemptions of AIM Fund shares and changes in the market value of the investments of the AIM Funds.

         From time to time, the Company may waive all or a portion of its management fees or 12b-1 Plan (as hereinafter defined) service or distribution fees and/or assume all or a portion of the operating expenses of an AIM Fund for competitive reasons and in response to commitments made to the directors of such fund. In some cases, the Company may waive all or a portion of its management fees and 12b-1 Plan distribution fees for new funds or to reflect economies of scale at higher asset levels. During the first quarter of 1996, the Company waived $2.2 million in management fees and assumed $0.1 million in operating expenses for certain AIM Funds. Such waivers and assumptions were made for the sole purpose of reducing the operating expenses of such AIM Funds and were not made for the purposes of mitigating any losses from investments in derivative securities or other portfolio securities. It is difficult to measure the effect such waivers and assumptions had on the Company's results of operations because the Company believes they enhance its ability to retain the assets under its management and to attract additional investments in the AIM Funds. The Company currently is unable to estimate to what extent, if any, it may terminate existing fee waivers or cease assuming operating expenses in the future. It is not possible to predict what effect, if any, the termination of arrangements regarding fee waivers and assumptions of expenses may have on the future level of assets under the Company's management.

         Certain AIM Funds also pay service fees and distribution fees pursuant to distribution plans ("12b-1 Plans") adopted pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended. These distribution and service fees also are based on the value of the net assets of the applicable funds or classes and are subject to certain limits imposed under rules of the National Association of Securities Dealers, Inc. See "Capital Resources and Liquidity" for a discussion of the Company's ability to sell the right to receive future 12b-1 Plan distribution fees and CDSCs attributable to certain Class B Shares. Pursuant to administrative service agreements, the Company is reimbursed for all or a portion of the expenses, including salary, general and administrative and office lease expenses, incurred by the Company in providing certain administrative services (such as fund accounting) to the AIM Funds. Fund accounting reimbursements paid to the Company by an AIM Fund are based on the Company's costs of providing such service. Transfer agent fees paid to the Company by the AIM Retail Funds are based on the number of shareholder accounts outstanding during a calendar month, and transfer agent fees paid by the AIM Institutional Funds are based on the average daily net assets in the institutional shareholder accounts.

         The Company's largest expenses are compensation and related expenses and other administrative expenses, which includes expenses related to mutual fund sales promotion.

         The AIM Family of Funds, The AIM Family of Funds and Design (i.e., the AIM logo), AIM and Design, AIM, AIM LINK and AIM Institutional Funds are registered service marks of the Company.

NET ASSETS UNDER MANAGEMENT AND ADMINISTRATION

         The following table sets forth the Company's net assets under management and administration at March 31, 1996 and 1995, and at December 31, 1995, 1994 and 1993.


                 NET ASSETS UNDER MANAGEMENT AND ADMINISTRATION
                                  (in millions)

                                             March 31,                      December 31,
                                     ---------------------     ---------------------------------------
                                      1996           1995         1995          1994               1993
                                     -----           ----         ----          ----               ----
Retail:
    Equity                           $31,097       $15,736      $26,461        $13,777          $ 12,056
    Money Market                         682           471          656            605               373
    Fixed Income                       3,072         2,028        2,784          1,859             1,887
    Closed-End                            69            65           68             64                68
                                   ---------     ---------      -------       --------          --------
              Total Retail            34,920        18,300      $29,969         16,305            14,384
                                   ---------     ---------      -------       --------          --------
Institutional:
    Money Market                      12,395        9 ,650       10,827         10,664            10,401
    Other                                421           242         383            221               257
                                   ---------     ---------      -------       --------          --------
              Total Institutional     12,816         9,892       11,210         10,885            10,658
                                   ---------     ---------      -------       --------          --------
    Managed Accounts                     669           280          268            284               286
                                   ---------     ---------      -------       --------          --------
    Sub-Advised Funds                     86            25           60             --              ---
                                   ---------     ---------      -------       --------          --------
    Offshore Fund                         46           --            39             --              ---
                                   ---------     ---------      -------       --------          --------
          Total Net Assets          $ 48,537       $28,497      $41,546       $ 27,474          $ 25,328
                                   =========     =========      =======       ========          ========


         The net assets of the AIM Retail Funds increased to $34.9 billion at March 31, 1996 from $30.0 billion at December 31, 1995 and $18.3 billion at March 31, 1995. These increases of $4.9 billion, or 16.3%, and $16.6 billion, or 90.7%, respectively, were attributable to a number of factors, including increases in the market value of the assets held in the AIM Retail Funds' portfolios resulting from generally improving equity markets and increased sales of AIM Retail Fund shares. Approximately 75.0% of the increase in the assets of the Company's fixed income and equity funds from December 31, 1995 to March 31, 1996 was due to an increase in the net sales of such funds and approximately 25.0% of such increase was primarily due to appreciation in the value of the securities held in such funds' portfolios. The increase in sales of the AIM Retail Funds during the first quarter of 1996 was primarily due to the strong performance of several of the AIM Retail Funds during recent years, expansion of the Company's retail distribution system, improved name recognition of the AIM Family of Funds and the general increase in cash flows into equity and fixed income mutual funds during the first quarter of 1996. The net assets of the AIM Institutional Funds increased by 14.3% from December 31, 1995 to March 31, 1996, and by 29.3% from March 31, 1995 to March 31, 1996. Total net assets under management increased by $7.0 billion, or 16.9%, from December 31, 1995 to March 31, 1996, and by $20.0 billion, or 70.2%, from March 31, 1995 to March 31, 1996.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Total Operating Revenues. Total operating revenues increased to $84.5 million for the first quarter of 1996 from $43.7 million for the first quarter of 1995. This increase of $40.8 million, or 93.4%, was primarily due to an increase in the total amount of management and advisory fees received from the AIM Retail Funds.

        Management and Advisory Fees. Revenues from management and advisory fees increased to $51.4 million for the first quarter of 1996 from $28.2 million for the first quarter of 1995. This increase of $23.2 million, or 82.3%, was primarily due to growth in net assets under management in the AIM Retail Funds, as discussed above.

        Commission Income. Revenues from retained portions of AIM Retail Fund sales commissions increased to $15.0 million for the first quarter of 1996 from $5.1 million for the first quarter of 1995. This increase of $9.9 million, or 194.1%, was primarily due to an increase in commissionable sales of Class A Shares. Sales of Class A Shares increased 200.0% to $3.0 billion for the first quarter of 1996 from $1.0 billion for the first quarter of 1995. The increase in sales of Class A Shares was due primarily to the strong performance of several of the AIM Retail Funds offering Class A Shares during recent years, expansion of the Company's retail distribution system, improved name recognition of the AIM Family of Funds and the general increase in cash flows into equity and fixed income mutual funds during the first quarter of 1996. Based on industry trends, the Company anticipates that sales of its Class A Shares as a percentage of its overall sales will decrease over time.

         Distribution Fee Income. Distribution fee income increased to $8.8 million for the first quarter of 1996 from $4.7 million for the first quarter of 1995. This increase of $4.1 million, or 87.2%, was primarily due to appreciation of the assets attributable to Class A Shares and Class B Shares, and an increase in sales of Class A Shares and Class B Shares, for the first quarter of 1996. Distribution fee income includes both distribution fees and service fees received by the Company. The Company retains service fees on Class A Shares sold in amounts of $1.0 million or more and all Class B Shares for 12 months after the sale of such shares. Service fees retained by the Company have increased in connection with appreciation of the assets attributable to, and an increase in sales of, Class A Shares that were sold in amounts of $1 million or more and all Class B Shares. Additionally, the Company receives distribution fees from certain Class A Shares. Such Class A Share distribution fees increased in connection with appreciation of the assets attributable to, and an increase in the sales of, such Class A Shares. Distribution fees related to sales of Class B Shares after April 1, 1995 are not recognized as income of the Company since the Company has sold these distribution fees to Citibank, N.A., as discussed below. See "Capital Resources and Liquidity." During the first quarter of 1995, distribution fees in the amount of $6.2 million related to Class B Shares sold since April 1, 1995 were sold to Citibank, N.A. and thus were not recognized as income to the Company. To some extent, if the Company had not sold such distribution fees to Citibank, N.A., the related distribution fee income that would have been recognized by the Company would have been offset by amortization expenses incurred by the Company. The Company retains distribution fees related to sales of Class B Shares prior to April 1, 1995. Sales of Class B Shares represent an increasing proportion of the AIM Funds' sales volume, and the Company anticipates that such trend will continue.

         Other Operating Revenues. Other operating revenues increased to $9.3 million for the first quarter of 1996 from $5.6 million for the first quarter of 1995. This increase of $3.7 million, or 66.1%, was primarily due to an increase in transfer agent fees during the first quarter of 1996. Transfer agent fees increased to $7.0 million for the first quarter of 1996 from $4.0 million for the first quarter of 1995. This increase of 75.0% was primarily due to an increase in the number of shareholder accounts in the AIM Retail Funds.

         Total Operating Expenses. Total operating expenses increased $17.5 million, or 50.7%, to $52.0 million for the first quarter of 1996 from $34.5 million for the first quarter of 1995. This increase was primarily due to an increase in compensation and related expenses and other administrative expenses.

        Compensation and Related Expenses. Compensation and related expenses increased $11.6 million, or 73.4%, to $27.4 million for the first quarter of 1996 from $15.8 million for the first quarter of 1995. This increase was primarily due to an increase in salary and related expenses related to growth in the size of the Company's operations and growth in the net assets managed by the Company, an increase in the amount recorded as bonus expense under the Company's incentive compensation plan relating to increases in the Company's income and a change in the timing of the payments of awards under such plan, and an increase in the amount recorded as wholesalers' bonus relating to increases in sales of the AIM Funds.

         Other Administrative Expenses. Other administrative expenses increased $6.2 million, or 65.3%, to $15.7 million for the first quarter of 1996 from $9.5 million for the first quarter of 1995. This increase was primarily due to an increase in business promotional costs related to the Company's expansion of its retail distribution system and an increase in concessions paid to dealers related to an increase in sales of Class A Shares in the amount of $1 million or more.

        Net Income. Net income increased to $20.6 million for the first quarter of 1996 from $5.6 million for the first quarter of 1995. This increase of $15.0 million, or 267.9%, was due to the changes in the Company's revenues and expenses discussed above.

CAPITAL RESOURCES AND LIQUIDITY

         Net increase in cash and cash equivalents was $3.5 million during the first quarter of 1996, which represented a decrease of 62.4% from $9.3 million during the first quarter of 1995. At March 31, 1996, the Company had liquid assets of $88.5 million, including $45.7 million in unrestricted cash and cash equivalents. Payables and accrued expenses due within 12 months totaled $49.1 million at March 31, 1996.

         Net cash provided by operating activities was $11.1 million during the first quarter of 1996, which represented a 511.1% increase from $2.7 million net cash used in operating activities during the first quarter of 1995. The increase was primarily due to the increase in the Company's net income during the first quarter of 1996, as discussed above, and a decrease in deferred sales commissions paid by the Company due to the Company's utilization of the Program (as defined below) to fund the payment of certain sales commissions on Class B Shares. Net cash provided by operating activities would have increased further if not for an increase in the payments made by the Company to participants in the Company's incentive compensation plan, as described above.

         Net cash used in investing activities was $3.7 million during the first quarter of 1996, which represented a 133.6% decrease from $11.0 million net cash provided by investing activities during the first quarter of 1995. This decrease was primarily related to the Company's sale of its investment in a government security during the first quarter of 1995 and its increased capital expenditures during the first quarter of 1996. The Company spent approximately $3.1 million during the quarter ended March 31, 1996 on capital expenditures relating primarily to office expansion. The Company leases all of its operating facilities.

         Net cash used in financing activities was $3.9 million during the first quarter of 1996, which represented a 490.0% decrease from $1.0 million in net cash provided by financing activities during the first quarter of 1995. This decrease was primarily due to the Company's cessation of its borrowings under the Bank Facility to finance the payment of deferred sales commissions to financial intermediaries that sell Class B Shares beginning during the second quarter of 1995, as discussed below. The Company funded payments of sales commissions to financial intermediaries who sell Class B Shares from April 1, 1995 through March 31, 1996 under the Program with Citibank, as discussed below.

         Outstanding borrowings under a credit facility entered into by the Company in August 1993 (the "Bank Facility") and the 9% Senior Secured Notes due 2003 (the "Notes") issued by the Company in 1993 in connection with the recapitalization of the Company totaled $149.9 million at March 31, 1996. The amounts reborrowed pursuant to the Bank Facility to finance deferred sales commissions are due in full on February 20, 1999 and are subject to mandatory prepayment every 30 days in an amount equal to the 12b-1 Plan distribution fees for certain Class B Shares paid by AIM Retail Funds offering Class B Shares and the CDSCs paid by certain Class B shareholders. The mandatory prepayments by the Company are credited toward a minimum annual payment that is required under the Bank Facility. As of April 30, 1996, the Company owed approximately $39.3 million under the Bank Facility for amounts reborrowed to finance deferred sales commissions. As of April 30, 1996, approximately $44.7 million was available under the Bank Facility as a series of term loans to the Company for working capital purposes. The $110.0 million of Notes bear interest at the rate of 9% per annum. Interest is payable in semiannual installments of approximately $5.0 million. In April 1996, the Company repurchased an aggregate of $10.0 million of the Notes.

         Deferred sales commissions paid to financial intermediaries for selling Class B Shares that are financed under the Bank Facility are capitalized and amortized over a period of six years (the period of time during which the investor is subject to a CDSC at the time of redemption of Class B Shares) for accounting purposes and are expensed currently for tax purposes. CDSC payments received by the Company related to Class B Shares sold before April 1, 1995 currently reduce unamortized deferred sales commissions. A CDSC paid to the Company is greater than its related unamortized portion of the commission paid to a financial intermediary for a sale of Class B Shares.

         In May 1995, the Company executed agreements establishing a program (the "Program") with Citibank, N.A. ("Citibank") to provide additional funding for payments of sales commissions to financial intermediaries who sell Class B Shares once amounts available under the Bank Facility to fund such sales commissions had been substantially utilized. Pursuant to the Program, during the second quarter of 1995 the Company began selling the right to receive future distribution fees under the 12b-1 Plans and CDSCs (the "Fees") attributable to certain Class B Shares sold on or after April 1, 1995 to Citibank for a purchase price equal to a percentage of the price at which each Class B Share is sold. In February 1996, the terms of the Program were amended to increase the minimum aggregate purchase price limit to $175 million, which would fund commissions payable on the sale of approximately $4.4 billion of Class B Shares. From April 1, 1995 through April 30, 1996, the Company received $168.6 million from Citibank for the sale of Fees under the Program. In March 1996, the Company received approximately $21.5 million from Citibank for the sale of Fees under the Program. Effective May 3, 1996, the Company executed an amendment to the terms of the Program whereby the minimum aggregate purchase price limit was increased by $40 million and can be further increased from time to time in connection with securitization transactions closed by Citibank. Future increases in the minimum aggregate purchase price limit under the Program will depend upon the amount of each securitization transaction closed by Citibank. The Company intends to continue utilizing the Program to finance the payment of sales commissions to financial intermediaries who sell Class B Shares for the near future.

         The Company is currently negotiating a credit facility with Citibank and other financial institutions to provide an alternative method of funding the payment of sales commissions to financial intermediaries who sell Class B Shares (the "Proposed Credit Facility"). The amount of the Proposed Credit Facility would be $200.0 million, including approximately $39.3 million outstanding under the Bank Facility as of April 30, 1996. The Company would have the ability to increase such amount up to a maximum of $250.0 million if certain conditions were met. Part of the proceeds of the Proposed Credit Facility would be used to repay amounts reborrowed under the Bank Facility to finance the Company's payment of deferred sales commissions on Class B Shares. The Proposed Credit Facility would be secured only by the Fees attributable to Class B Shares which have not been sold under the Program. The Company is considering requesting the lenders under the Bank Facility to release the security interests securing the amount that would remain available to the Company under the Bank Facility. If the security interests securing the remaining portion of the Bank Facility are released, the security interests securing the Notes would also be released as provided in the indenture under which the Notes were issued. The Company is also currently exploring other sources of financing for future periods.

         Stockholders' deficit decreased 8.8% to $76.3 million at March 31, 1996 from $83.7 million at December 31, 1995. The decrease in stockholders' deficit was primarily due to the increase in the Company's net income discussed above. Stockholders' deficit would have decreased further if not for the Company's accounting treatment of the Put (as defined below) owned by TA Associates, Inc. In connection with its purchase of the Company's Class B Common Stock, par value $0.0025 per share (the "Class B Common"), TA Associates, Inc. received the right to sell to the Company the shares of Class B Common (the "Put") after August 20, 2000 if the Company has not completed a public stock offering with net proceeds in excess of $25.0 million (a "Qualified Public Stock Offering") prior thereto. Pursuant to the Put, up to 345,700 shares of Class

B common may be sold to the Company in each of the 12 month periods ended August 20, 2001, 2002 and 2003 at a purchase price equal to an agreed upon formula price (the "Redemption Price"). Currently, the Company is precluded by the terms of the Bank Facility agreement from purchasing the Class B Common. The indenture for the Notes also contains restrictions related to the purchase of Class B Common. The Class B Common is recorded at the higher of its selling price or the present value of the formula price, which is based on an agreed upon formula. During the first quarter of 1996, a pro rata portion of the present value of the Put based on the anticipated formula price at December 31, 1996 exceeded the original selling price. Accordingly, the Company increased the recorded value of the Put by $8.2 million and increased the stockholders' deficit by $8.2 million during the first quarter of 1996. If the Company completes a Qualified Public Stock Offering prior to August 20, 2000, the entire recorded value of the Put will be restored to stockholders' equity.

         The Company has several subsidiaries which are registered in various jurisdictions as broker-dealers or investment managers. At March 31, 1996, the Company's ability to obtain dividends from such subsidiaries was limited by net capital requirements in the aggregate amount of $0.8 million designed to ensure the liquidity of such subsidiaries.


                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending litigation, nor is it aware of any threatened material legal proceeding involving the Company or its subsidiaries or any of the property of the Company or its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective March 1, 1996, a majority of the holders of the Common Stock of the Company, par value $0.0025 per share ("Common Stock"), and a majority of the holders of the Class B Common consented to an amendment and restatement of the Company's 1993 Stock Option Plan for Outside Directors effective December 15, 1995.

         At the annual meeting of shareholders of the Company on March 20, 1996, the shareholders voted to elect Charles T. Bauer, Joseph R. Canion, Michael J. Cemo, Gary T. Crum, Robert H. Graham, P. Andrews McLane, Sanford R. Robertson and Stephen K. West as directors of the Company and appointed KPMG Peat Marwick LLP as the Company's independent public accountants for the Company's fiscal year ending December 31, 1996. The holders of 2,514,590 shares of the Company's common stock, par value $0.0025 per share ("Common Stock"), and the Company's Class B common stock, par value $0.0025 per share ("Class B Common"), as adjusted pursuant to the Company's amended and restated certificate of incorporation, were present at the meeting in person or represented by proxy and voted all of such shares for the election of each of the aforementioned directors and the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

                  3.1      Amended and Restated By-Laws of the Company effective December 9, 1993.

                  3.2      Amendment No. 1, effective October 3, 1995, to the Amended and Restated
                           By-Laws of the Company effective December 9, 1993.

                  10.1     Amendment No. 2 (Letter Agreement), dated as of February 8, 1996, to the
                           Purchase and Sale Agreement, among the Company, Citibank, N.A. and Citicorp
                           North America, Inc. dated May 2, 1995.

                  10.2     Employment agreement between the Company and Michael J. Cemo dated as of
                           January 1, 1996.

                  10.3     Amendment No. 23, dated March 18, 1996, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas.

                  10.4     Amendment No. 24, dated March 18, 1996, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas.

                  11       Statement regarding computation of earnings per share.

                  27       Financial Data Schedule


         b.  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1996.

                                      A I M MANAGEMENT GROUP INC.




                                          /s/ Charles T. Bauer
                                          --------------------------------------
                                          Charles T. Bauer
                                          Chairman and Chief Executive Officer




                                          /s/ John J. Arthur
                                          --------------------------------------
                                          John J. Arthur
                                          Vice President and Treasurer
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                           Description of Exhibit
- -------                          ----------------------
 3.1          Amended and Restated By-Laws of the Company effective December 9, 1993.

 3.2          Amendment No. 1, dated October 3, 1995, to the Amended and Restated
              By-Laws of the Company effective December 9, 1993.

 10.1         Amendment No. 2 (Letter Agreement), dated as of February 8, 1996, to the
              Purchase and Sale Agreement, among the Company, Citibank, N.A. and
              Citicorp North America, Inc.

 10.2         Employment Agreement between the Company and Michael J. Cemo dated as of January 1, 1996.

 10.3         Amendment No. 23, dated as of March 18, 1996, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas.

 10.4         Amendment No. 24, dated as of March 18, 1996, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas.

 11           Statement of Computation of Earnings Per Share.

 27           Financial Data Schedule