Form 10-Q
period 1996-06-30
A I M MANAGEMENT GROUP INC /DE/
filed 1996-08-13
CIK 911218

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996


                       Commission file number: 33-67866



                         A I M  MANAGEMENT GROUP INC.
            (Exact name of registrant as specified in its charter)



                  Delaware                                   74-1881407
(State or other jurisdiction of incorporation              (I.R.S. Employer
                or organization)                          Identification No.)


             11 Greenway Plaza, Suite 1919, Houston, Texas  77046
         (Address of principal executive offices, including zip code)



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


Yes   X        No
    -----         -----

     At July 31, 1996, there were 2,325,074 shares outstanding of the Registrant's common stock, par value $0.0025 per share, and 1,037,100 shares outstanding of the Registrant's Class B common stock, par value $0.0025 per share.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                                                    June 30,        December 31,
                                                                                      1996              1995
                                                                                    --------        ------------
                                                                                  (unaudited)
                                  ASSETS

Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 44,134          $ 42,148
Accounts receivable:
  Due from dealers for sales of capital stock of affiliated
    registered investment companies  . . . . . . . . . . . . . . . . . . . . . .       1,802             1,670
  Management fees due from affiliated registered investment companies  . . . . .      20,804            15,949
  Management fees due from managed accounts  . . . . . . . . . . . . . . . . . .         331               360
  Other, primary due from affiliated registered investment companies . . . . . .      18,823            12,071
                                                                                    --------          --------

    Total accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . .      41,760            30,050
                                                                                    --------          --------

Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,023             1,343
Investments:
  Affiliated registered investment companies, at market  . . . . . . . . . . . .      13,431             6,787
  Other equity investments, at market  . . . . . . . . . . . . . . . . . . . . .       1,351             1,041
                                                                                    --------          --------

    Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,782             7,828
                                                                                    --------          --------

Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $16,913 in 1996
  and $14,044 in 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,423            15,760
Acquisition and organization costs, net of accumulated amortization of
  $13,697 in 1996 and $12,114 in 1995  . . . . . . . . . . . . . . . . . . . . .      39,924            38,961
Financing costs, net of accumulated amortization of $6,134 in 1996
  and $5,372 in 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,267             6,738
Deferred sales commissions, net of accumulated amortization of
  $20,225 in 1996 and $15,872 in 1995  . . . . . . . . . . . . . . . . . . . . .      33,225            39,073
Deferred changes and other assets  . . . . . . . . . . . . . . . . . . . . . . .      14,516            15,754
                                                                                    --------          --------

    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $218,054          $197,655
                                                                                    ========          ========


 See accompanying notes to unaudited interim consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - continued
                     (in thousands, except share amounts)



                                                                                    June 30,        December 31,
                                                                                      1996              1995
                                                                                    --------        ------------
                                                                                  (unaudited)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Payables to affiliated registered investment companies for sales of
    their capital stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,793           $1,662
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . .      20,981           20,752
  Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,114            1,482
  Federal and state income taxes payable  . . . . . . . . . . . . . . . . . . . .      12,071            5,832
  Deferred compensation payable . . . . . . . . . . . . . . . . . . . . . . . . .      23,721           31,831
  Credit facility to finance deferred sales commissions . . . . . . . . . . . . .      37,037           43,921
  Senior secured notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      97,250          110,000
  Deferred income tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,454            6,254
                                                                                     --------         --------

    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     200,421          221,734
                                                                                     --------         --------

  Class B common stock of $.0025 par value per shares subject to Redemption
      Agreement, including a cumulative increase in the  Redemption Price since inception of $48,564 in 1996 and $24,590 in 1995:
      authorized, issued and outstanding 1,037,100 shares . . . . . . . . . . . .      83,564           59,590

Stockholders' deficit:
  Common stock of $.0025 par value per share:
    authorized 4,240,000 shares in 1996 and 1995, issued and
    outstanding 2,325,074 shares in 1996 and 2,243,800 shares
    in 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6                6
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .       5,783            3,275
  Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (72,741)         (87,339)
  Net unrealized appreciation of marketable equity
    securities, net of applicable taxes . . . . . . . . . . . . . . . . . . . . .       1,063              450
  Translation loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (42)             (61)
                                                                                     --------         --------
    Total stockholders' deficit . . . . . . . . . . . . . . . . . . . . . . . . .     (65,931)         (83,669)
                                                                                     --------         --------

    Total liabilities and stockholders' deficit   . . . . . . . . . . . . . . . .    $218,054         $197,655
                                                                                     ========         ========


 See accompanying notes to unaudited interim consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                               -------------------      ---------------------
                                                                                 1996       1995          1996         1995
                                                                               -------     -------      --------      -------
Management and advisory fees . . . . . . . . . . . . . . . . . . . . . . . .   $61,216     $32,349      $112,619      $60,551
Commission income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,743       7,551        29,763       12,682
Distribution fee income  . . . . . . . . . . . . . . . . . . . . . . . . . .    10,399       5,991        19,191       10,734
Other operating revenues . . . . . . . . . . . . . . . . . . . . . . . . . .    10,380       7,903        19,646       13,494
                                                                               -------     -------      --------      -------

  Total operating revenues . . . . . . . . . . . . . . . . . . . . . . . . .    96,738      53,794       181,219       97,461
                                                                               -------     -------      --------      -------

Compensation and related expenses  . . . . . . . . . . . . . . . . . . . . .    29,157      17,497        56,552       33,292
Other administrative expenses  . . . . . . . . . . . . . . . . . . . . . . .    18,604      10,623        34,308       20,110
Interest and amortization of debt issuance costs . . . . . . . . . . . . . .     3,408       4,875         7,077        9,385
Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .     4,329       4,422         8,609        8,720
Other expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       798         506         1,735          955
                                                                               -------     -------      --------      -------

  Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . .    56,296      37,923       108,281       72,462
                                                                               -------     -------      --------      -------

Income before taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40,442      15,871        72,938       24,999
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,692       5,947        26,636        9,481
                                                                               -------     -------      --------      -------
Income before extraordinary item . . . . . . . . . . . . . . . . . . . . . .    25,750       9,924        46,302       15,518

Extraordinary item - extinguishment of debt (less applicable income tax
  of $289  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       537           -           537            -
                                                                               -------     -------      --------      -------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $25,213     $ 9,924      $ 45,765      $15,518
                                                                               =======     =======      ========      =======

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $25,213     $ 9,924      $ 45,765      $15,518
Increase in Redemption Price of Class B
  Common Stock (see Note 2). . . . . . . . . . . . . . . . . . . . . . . . .    15,725           -        23,974           -
                                                                               -------     -------      --------      -------

Net income applicable to common stock  . . . . . . . . . . . . . . . . . . .   $ 9,488     $ 9,924      $ 21,791      $15,518
                                                                               =======     =======      ========      =======
  Income before extraordinary item . . . . . . . . . . . . . . . . . . . . .     $2.75       $2.79         $6.17        $4.38
  Extraordinary item, net of tax . . . . . . . . . . . . . . . . . . . . . .      (.15)          -          (.15)           -
                                                                              --------     -------      --------      -------

Net income applicable to common stock  . . . . . . . . . . . . . . . . . . .     $2.60       $2.79         $6.02        $4.38
                                                                              ========     =======      ========      =======

Weighted average shares  . . . . . . . . . . . . . . . . . . . . . . . . . .     3,646       3,558         3,617        3,542
                                                                              ========     =======      ========      =======


See accompanying notes to unaudited interim consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                    -------------------------------------
                                                                                         1996                  1995
                                                                                         ----                  ----
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $45,765               $15,518
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .      9,445                 9,630
      Deferred income tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (130)                3,135
      Gain on sale of unconsolidated affiliate  . . . . . . . . . . . . . . . . . .          -                (1,671)
      Extraordinary item, net of tax  . . . . . . . . . . . . . . . . . . . . . . .        537                     -
   Changes in assets and liabilities:
      Increase in accounts receivable . . . . . . . . . . . . . . . . . . . . . . .    (11,710)               (5,919)
      (Increase) decrease in prepaid expenses . . . . . . . . . . . . . . . . . . .       (680)                  120
      Decrease (increase) in deferred sales commissions . . . . . . . . . . . . . .      1,667               (15,858)
      Increase in financing costs . . . . . . . . . . . . . . . . . . . . . . . . .       (821)                 (775)
      Decrease in deferred charges and other assets . . . . . . . . . . . . . . . .      1,238                 1,227
      Increase in payables to affiliated registered investment companies. . . . . .        131                 1,895
      Increase in accounts payable and accrued expenses . . . . . . . . . . . . . .        229                   777
      (Decrease) increase in interest payable . . . . . . . . . . . . . . . . . . .       (368)                   14
      Increase in income taxes payable  . . . . . . . . . . . . . . . . . . . . . .      8,659                 4,940
      Decrease in deferred compensation payable . . . . . . . . . . . . . . . . . .     (8,110)               (3,380)
                                                                                      --------              --------
      Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         87                (5,865)
                                                                                      --------              --------
           Net cash provided by operating activities  . . . . . . . . . . . . . . .     45,852                 9,653
                                                                                      --------              --------

Cash flows from investing activities:
   Purchases of investments in affiliated registered
           investment companies . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,011)                 (285)
   Proceeds from sale of government security  . . . . . . . . . . . . . . . . . . .          -                12,000
   Proceeds from sale of unconsolidated affiliate . . . . . . . . . . . . . . . . .          -                 4,097
   Acquisition costs paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,424)              (11,764)
   Purchases of furniture, equipment and leasehold improvements . . . . . . . . . .     (8,532)               (1,896)
                                                                                      --------              --------
          Net cash (used in) provided by investing activities . . . . . . . . . . .    (16,967)                2,152
                                                                                      --------              --------
Cash flows from financing activities:
   Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .          -                15,767
   Principal repayments and repurchases of long-term debt . . . . . . . . . . . . .    (20,063)               (8,936)
   Payment of common stock dividends  . . . . . . . . . . . . . . . . . . . . . . .     (7,213)               (2,857)
   Proceeds from exercise of options  . . . . . . . . . . . . . . . . . . . . . . .        377                   493
                                                                                      --------              --------
          Net cash (used in) provided by financing activities . . . . . . . . . . .    (26,899)                4,467
                                                                                      --------              --------
          Net increase in cash and cash equivalents . . . . . . . . . . . . . . . .      1,986                16,272

Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . . . . . .     42,148                25,534
                                                                                      --------              --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .    $44,134               $41,806
                                                                                      ========              ========
Supplemental cash flow disclosure:
   Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $6,413                $8,264
   Cash paid for taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $22,939                $1,462




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

(2)     Class B Common Stock

        In connection with the sale of the Class B Common Stock, the purchasers received the right to sell the Company the shares of Class B Common Stock (the "Put"). The Put may be exercised after August 20, 2000 if the Company has not completed a public stock offering with net proceeds in excess of $25 million ("Qualified Public Stock Offering") prior thereto. Pursuant to the Put, up to 345,700 shares of Class B Common Stock may be sold to the Company in each of the 12-month periods ended August 20, 2001, 2002 and 2003, at a purchase price equal to an agreed upon formula price ("Redemption Price"). Currently, both of the bank facility agreements and the indenture for the senior secured notes contain restrictions related to the purchase of Class B Common Stock by the Company.
        The Class B Common Stock is recorded at the higher of its original selling price or the present value of the formula price in accordance with Staff Accounting Bulletin #64 issued by the Securities and Exchange Commission. The present value of the future formula price is based on the agreed upon formula times the maximum number of shares which could be put to the Company in 2001, 2002, and 2003, discounted using the Company's cost of capital.
        During the first six months of 1996, the Company increased stockholders' deficit by $24.0 million and increased the recorded value of the Class B Common Stock by a pro rata portion of the present value of the Put based on the estimated formula price at December 31, 1996 which exceeded the original selling price. If the Company completes a Qualified Public Stock Offering prior to August 20, 2000, increases in the value of the Put over the selling price of $48.6 million as of June 30, 1996 as well as the original selling price of $35 million of the Class B Common Stock will be restored to stockholders' equity.
        Periodic increases in the carrying amount of Class B Common Stock are treated as dividends in the calculation of earnings per share. The current increase in the value of the Put reduced earnings per share by approximately $6.63 for the six months ended June 30, 1996.

(3)     Extraordinary Item

        During the second quarter of 1996, the Company expensed, as an extraordinary item, approximately $0.5 million net of tax, related to a premium paid upon repurchase of an aggregate of approximately $12.8 million principal amount of its senior notes and the related debt issuance costs.

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

     The Company sponsors, markets and provides investment advisory, distribution and administrative services to the AIM Family of Funds, a family of retail mutual funds that consists of 23 portfolios reflecting a broad range of investment objectives and strategies. In addition, the Company manages and distributes a retail mutual fund sold exclusively through a contractual plan arrangement and co-sponsors a variable annuity product which gives investors the ability to invest in nine separate portfolios. The Company previously managed a closed-end fund which invested primarily in convertible securities and engaged in short-selling investment strategies. Effective July 29, 1996, AIM High Yield Fund assumed substantially all of the assets and liabilities of such closed-end fund pursuant to a tax-free reorganization for federal tax purposes. These specialized retail fund products and the AIM Family of Funds are together herein referred to as the "AIM Retail Funds."

     Certain retail classes of shares of the AIM Retail Funds are sold with a front-end sales charge ("Class A Shares"). Commission income earned by the Company on sales of Class A Shares is based on the amount of such shares which are sold, and is paid from the customer-funded sales charge less an applicable concession to the selling dealer. The Company also earns a fee from several insurance companies for services performed in connection with certain sales of units of the variable annuity product. Certain AIM Retail Funds also offer classes of shares which are sold without a front-end sales charge, but which are generally subject to a contingent deferred sales charge ("CDSC") at the time of their redemption ("Class B Shares"). The Company pays commissions at the time of sale to financial intermediaries which sell Class B Shares.

     The Company also sponsors and provides investment advisory and related administrative services to a number of institutional mutual funds (or classes of funds) sold primarily to banks (acting for themselves or in a fiduciary capacity), collective and common trust funds, and accounts of public entities (collectively, the "AIM Institutional Funds-Registered Trademark-"). Sales of the AIM Institutional Funds-Registered Trademark- do not generate sales commission revenue to the Company. The AIM Retail Funds and the AIM Institutional Funds-Registered Trademark- are collectively referred to herein as the "AIM Funds." The Company also provides investment advisory services to individuals, corporations, pension plans and other private investment advisory accounts (the "Managed Accounts"), provides investment sub-advisory services to two Canadian mutual funds and one portfolio of an open-end registered investment company that is offered to separate accounts of variable insurance companies (collectively, the "Sub-Advised Funds") and manages an offshore investment company domiciled in Ireland (the "Offshore Fund"). As of June 30, 1996, total assets under the Company's management were approximately $53.9 billion.

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

     From time to time, the Company may waive all or a portion of its management fees or 12b-1 Plan (as hereinafter defined) service or distribution fees and/or assume all or a portion of the operating expenses of an AIM Fund for competitive reasons and in response to commitments made to the directors of such fund. In some cases, the Company may waive all or a portion of its management fees and 12b-1 Plan distribution fees for new funds or to reflect economies of scale at higher asset levels. During the second quarter of 1996, the Company waived approximately $2.2 million in management fees and assumed approximately $0.2 million in operating expenses for certain AIM Funds. Such waivers and assumptions were made for the sole purpose of reducing the operating expenses of such AIM Funds and were not made for the purposes of mitigating any losses from investments in derivative securities or other portfolio securities. It is difficult to measure the effect such waivers and assumptions had on the Company's results of operations because the Company believes they enhance its ability to retain the assets under its management and to attract additional investments in the AIM Funds. The Company currently is unable to estimate to what extent, if any, it may terminate existing fee waivers or cease assuming operating expenses in the future. It is not possible to predict what effect, if any, the termination of arrangements regarding fee waivers and assumptions of expenses may have on the future level of assets under the Company's management.

     Certain AIM Funds also pay service fees and distribution fees pursuant to distribution plans ("12b-1 Plans") adopted pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended. These distribution and service fees are based on the value of the net assets of the applicable funds or classes and are subject to certain limits imposed under rules of the National Association of Securities Dealers, Inc. See "Capital Resources and Liquidity" for a discussion of the Company's ability to sell the right to receive future 12b-1 Plan distribution fees and CDSCs attributable to certain Class B Shares. Pursuant to administrative service agreements, the Company is reimbursed for all or a portion of the expenses, including salary, general and administrative and office lease expenses, incurred by the Company in providing certain administrative services (such as fund accounting) to the AIM Funds. Fund accounting reimbursements paid to the Company by an AIM Fund are based on the Company's costs of providing such service. Transfer agent fees paid to the Company by the AIM Retail Funds are based on the number of shareholder accounts outstanding during a calendar month, and transfer agent fees paid by the AIM Institutional Funds-Registered Trademark- are based on the average daily net assets in the institutional shareholder accounts.

     The Company's largest expenses are compensation and related expenses and other administrative expenses, which include expenses related to mutual fund sales promotion.

NET ASSETS UNDER MANAGEMENT AND ADMINISTRATION

     The following table sets forth the Company's net assets under management and administration at June 30, 1996 and 1995, and at December 31, 1995, 1994 and 1993.

                 NET ASSETS UNDER MANAGEMENT AND ADMINISTRATION
                                 (in millions)

                                     June 30,                 December 31,
                               -------------------   ------------------------------

                                 1996       1995       1995       1994       1993
                               --------   --------   --------   --------   --------
Retail:

  Equity                       $ 35,675   $ 19,016   $ 26,461   $ 13,777   $ 12,056

  Money Market                      878        519        656        605        373

  Fixed Income                    3,254      2,190      2,784      1,859      1,887

  Closed-End                         69         66         68         64         68
                               --------   --------   --------   --------   --------
       Total Retail              39,876     21,791     29,969     16,305     14,384
                               --------   --------   --------   --------   --------
Institutional:

  Money Market                   12,204     10,075     10,827     10,664     10,401

  Other                             472        286        383        221        257
                               --------   --------   --------   --------   --------
       Total Institutional       12,676     10,361     11,210     10,885     10,658
                               --------   --------   --------   --------   --------
  Managed Accounts                  954        251        268        284        286
                               --------   --------   --------   --------   --------
  Sub-Advised Funds                 119         29         60       --         --
                               --------   --------   --------   --------   --------
  Offshore Fund                     238       --           39       --         --
                               --------   --------   --------   --------   --------
       Total Net Assets        $ 53,863   $ 32,432   $ 41,546   $ 27,474   $ 25,328
                               ========   ========   ========   ========   ========

     The net assets of the AIM Retail Funds increased to $39.9 billion at June 30, 1996 from $30.0 billion at December 31, 1995 and $21.8 billion at June 30, 1995. These increases of $9.9 billion, or 33.0%, and $18.1 billion, or 83.0%, respectively, were attributable to a number of factors, including increases in the market value of the assets held in the AIM Retail Funds' portfolios resulting from generally improving equity markets and increased sales of AIM Retail Fund shares. Approximately 70.0% of the increase in the assets of the Company's fixed income and equity funds from December 31, 1995 to June 30, 1996 was due to an increase in the net sales of such funds and approximately 30.0% of such increase was primarily due to appreciation in the value of the securities held in such funds' portfolios. The increase in sales of the AIM Retail Funds during the six months ended June 30, 1996 was primarily due to the strong performance of several of the AIM Retail Funds during recent years, expansion of the Company's retail distribution system, improved name recognition of the AIM Family of Funds and the general increase in cash flows into equity and fixed income mutual funds during the six months ended June 30, 1996. The net assets of the AIM Institutional Funds-Registered Trademark- increased by 13.1% from December 31, 1995 to June 30, 1996, and by 22.3% from June 30, 1995 to June 30, 1996. These increases were primarily due to increased sales of such funds which were related to performance of certain of the AIM Institutional Funds-Registered Trademark- and the Company's focus on new distribution channels for the shares of the AIM Institutional Funds-Registered Trademark-. Total net assets under management increased by $12.3 billion, or 29.6%, from December 31, 1995 to June 30, 1996, and by $21.4 billion, or 66.1%, from June 30, 1995 to June 30, 1996.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total Operating Revenues. Total operating revenues increased to $96.7 million for the second quarter of 1996 from $53.8 million for the second quarter of 1995, and increased to $181.2 million for the six months ended June 30, 1996 from $97.5 million for the six months ended June 30, 1995. These increases of $42.9 million, or 79.7%, and $83.7 million, or 85.8%, respectively, were primarily due to an increase in the total amount of management and advisory fees received from the AIM Retail Funds.

     Management and Advisory Fees. Revenues from management and advisory fees increased to $61.2 million for the second quarter of 1996 from $32.3 million for the second quarter of 1995, and increased to $112.6 million for the six months ended June 30, 1996 from $60.6 million for the six months ended June 30, 1995. These increases of $28.9 million, or 89.5%, and $52.0 million, or 85.8%, respectively, were primarily due to growth in net assets under management in the AIM Retail Funds, as discussed above.

     Commission Income. Revenues from retained portions of AIM Retail Fund sales commissions increased to $14.7 million for the second quarter of 1996 from $7.6 million for the second quarter of 1995, and increased to $29.8 million for the six months ended June 30, 1996, from $12.7 million for the six months ended June 30,1995. These increases of $7.1 million, or 93.4%, and $17.1 million, or 134.6%, respectively, were primarily due to an increase in commissionable sales of Class A Shares. Sales of Class A Shares increased 107.1% to $2.9 billion for the second quarter of 1996 from $1.4 billion for the second quarter of 1995, and increased 145.8% to $5.9 billion for the six months ended June 30, 1996 from $2.4 billion for the six months ended June 30, 1995. These increases in sales of Class A Shares were due primarily to the strong performance of several of the AIM Retail Funds during recent years, expansion of the Company's retail distribution system, improved name recognition of the AIM Family of Funds and the general increase in cash flows into equity and fixed income mutual funds during the second quarter of 1996 and the six months ended June 30, 1996.

     Distribution Fee Income. Distribution fee income increased to $10.4 million for the second quarter of 1996 from $6.0 million for the second quarter of 1995, and increased to $19.2 million for the six months ended June 30, 1996 from $10.7 million for the six months ended June 30, 1995. These increases of $4.4 million, or 73.3%, and $8.5 million, or 79.4%, respectively, were primarily due to appreciation of the assets attributable to Class A Shares and Class B Shares and an increase in sales of Class A Shares and Class B Shares during recent periods. Distribution fee income includes both distribution fees and service fees received by the Company. The Company retains service fees on Class A Shares sold in amounts of $1.0 million or more and all Class B Shares for 12 months after the sale of such shares. Service fees retained by the Company have increased in connection with appreciation of the assets attributable to, and an increase in sales of, Class A Shares that were sold in amounts of $1 million or more and all Class B Shares during recent periods. Additionally, the Company receives distribution fees from certain Class A Shares. Such Class A Share distribution fees increased in connection with appreciation of the assets attributable to, and an increase in the sales of, such Class A Shares. Distribution fees related to sales of Class B Shares on or after April 1, 1995 are not recognized as income by the Company since the Company has sold these distribution fees to Citibank, N.A. ("Citibank"), as discussed below. See "Capital Resources and Liquidity." During the six months ended June 30, 1996, distribution fees in the amount of $15.2 million related to Class B Shares sold since April 1, 1995 were sold to Citibank and thus were not recognized as income by the Company. If the Company had not sold such distribution fees to Citibank, the related distribution fee income that would have been recognized by the Company generally would have been offset by the amortization expense incurred by the Company. The Company retains distribution fees related to sales of Class B Shares prior to April 1, 1995.

     Other Operating Revenues. Other operating revenues increased to $10.4 million for the second quarter of 1996 from $7.9 million for the second quarter of 1995, and increased to $19.6 million for the six months ended June 30, 1996 from $13.5 million for the six months ended June 30, 1995. These increases of $2.5 million, or 31.6%, and $6.1 million, or 45.2%, respectively, were primarily due to an increase in transfer agent fees during the second quarter of 1996 and the six months ended June 30, 1996. Transfer agent fees increased to $8.0 million for the second quarter of 1996 from $4.5 million for the second quarter of 1995, and increased to $15.0 million for the six months ended June 30, 1996 from $8.5 million for the six months ended

June 30, 1995. These increases of 77.8% and 76.5%, respectively, were primarily due to an increase in the number of shareholder accounts in the AIM Retail Funds.

     Total Operating Expenses. Total operating expenses increased to $56.3 million for the second quarter of 1996 from $37.9 million for the second quarter of 1995, and increased to $108.3 million for the six months ended June 30, 1996 from $72.5 million for the six months ended June 30, 1995. These increases of $18.4 million, or 48.5%, and $35.8 million, or 49.4%, respectively, were primarily due to increases in compensation and related expenses and other administrative expenses for the second quarter of 1996 and the six months ended June 30, 1996.

     Compensation and Related Expenses. Compensation and related expenses increased to $29.2 million for the second quarter of 1996 from $17.5 million for the second quarter of 1995, and increased to $56.6 million for the six months ended June 30, 1996 from $33.3 million for the six months ended June 30, 1995. These increases of 66.9% and 70.0%, respectively, were primarily due to
(i) growth in the size of the Company's operations and the net assets managed by the Company and (ii) an increase in the amount recorded as bonus expense under the Company's incentive compensation plan relating to increases in the Company's income and a change in the timing of the payments of awards under such plan.

     Other Administrative Expenses. Other administrative expenses increased to $18.6 million for the second quarter of 1996 from $10.6 million for the second quarter of 1995, and increased to $34.3 million for the six months ended June 30, 1996 from $20.1 million for the six months ended June 30, 1995. These increases of 75.5% and 70.6%, respectively, were primarily due to an increase in business promotional costs related to the Company's expansion of its retail distribution system and an increase in the aggregate amount of concessions paid to dealers due to an increase in sales of Class A Shares in the amount of $1 million or more.

     Net Income. Net income increased to $25.2 million for the second quarter of 1996 from $9.9 million for the second quarter of 1995, and increased to $45.8 million for the six months ended June 30, 1996 from $15.5 million for the six months ended June 30, 1995. These increases of $15.3 million, or 154.5%, and $30.3 million, or 195.5%, respectively, were due to the changes in the Company's revenues and expenses discussed above.

CAPITAL RESOURCES AND LIQUIDITY

     Net increase in cash and cash equivalents was $2.0 million during the six months ended June 30, 1996. At June 30, 1996, the Company had liquid assets of $96.4 million, including $44.1 million in unrestricted cash and cash equivalents. Payables and accrued expenses due within 12 months totaled $51.1 million at June 30, 1996.

     Net cash provided by operating activities was $45.9 million during the six months ended June 30, 1996, which represented a 373.2% increase from $9.7 million net cash provided by operating activities during the six months ended June 30, 1995. The increase was primarily due to the increase in the Company's net income during the six months ended June 30, 1996, as discussed above, and a decrease in deferred sales commissions paid by the Company due to the Company's utilization of the Program (as defined below) to fund the payment of certain sales commissions on Class B Shares.

     Net cash used in investing activities was $17.0 million during the six months ended June 30, 1996. Net cash provided by investing activities was $2.2 million during the six months ended June 30, 1995. This difference was primarily due to the Company's increased capital expenditures and its investment in an affiliated investment company during the six months ended June 30, 1996, as compared to the Company's receipt of cash from the sale of a government security and the sale of an unconsolidated affiliate which increased cash provided from investing activities during the six months ended June 30, 1995. The cash received by the Company during the six months ended June 30, 1995 was partially offset by the Company's payment of deferred acquisition costs during the second quarter of 1995. The Company spent approximately $8.5 million during the six months ended June 30, 1996 on capital expenditures relating primarily to office expansion. The Company leases all of its operating facilities.

     Net cash used in financing activities was $26.9 million during the six months ended June 30, 1996. Net cash provided by financing activities was $4.5 million during the six months ended June 30, 1995. This difference was primarily due to the Company's repayment of $20.1 million in long-term debt, including its repurchase of an aggregate of approximately $12.8 million of the Notes (as defined below), during the six months ended June 30, 1996, as compared to its borrowings of a net amount of approximately $6.8 million in long-term debt during the six months ended June 30, 1995. The Company ceased borrowing under the Bank Facility to finance the payment of sales commissions to financial intermediaries that sell Class B Shares beginning in the second quarter of 1995, as discussed below. The Company funded payments of B Share Commissions (as defined below) from April 1, 1995 through June 30, 1996 under the Program (as defined below).

     Outstanding borrowings under the Company's credit facilities and the 9% Senior Secured Notes due 2003 (the "Notes") issued by the Company in 1993 in connection with the recapitalization totaled $134.3 million at June 30, 1996. This amount includes approximately $97.2 million of outstanding Notes which bear interest at a rate of 9% per annum. Such interest is payable in semiannual installments of approximately $4.4 million. The Company repurchased an aggregate of approximately $12.8 million principal amount of the Notes in the open market during the second quarter of 1996. Such repurchased Notes may be reissued by the Company pursuant to the terms of the indenture under which the Notes were issued (the "Indenture"). Effective June 26, 1996, the security interests securing the Notes were released, as discussed below.

     Currently, the Company has two methods available to fund the payment of sales commissions to financial intermediaries who sell Class B Shares ("B Share Commissions"): the Program (as defined below) and the B Share Facility (as defined below).

     Program. In May 1995, the Company entered into agreements establishing a program (the "Program") with Citibank to provide additional funding for payment of B Share Commissions once amounts available to fund such commissions under Tranche C of the Bank Facility (as defined below) had been substantially utilized. Pursuant to the Program, during the second quarter of 1995, the Company began selling to Citibank the right to receive future distribution fees under the 12b-1 Plans and CDSCs (the "Fees") attributable to certain Class B Shares sold on or after April 1, 1995 for a purchase price equal to a percentage of the price at which each Class B Share is sold. The Program has been amended several times since May 1995 to increase the total amount of financing for B Share Commissions payable by the Company. Effective June 26, 1996, the amount of financing for B Share Commissions payable by the Company under the Program was increased by $40 million. Accordingly, as of July 31, 1996, the total amount of the Program was approximately $255 million, of which approximately $41.3 million remained available to the Company as of July 31, 1996. The remaining $41.3 million would fund B Share Commissions on the sale of approximately $1.0 billion of Class B Shares. Effective July 30, 1996, the amount of financing for B Share Commissions available under the Program was increased by $109 million. In June 1996, the Company received approximately $13.5 million from Citibank for the sale of Fees under the Program. The amount of financing under the Program can be further increased from time to time in connection with securitization transactions closed by Citibank. Future increases in the amount of financing under the Program will depend upon the amount of each securitization transaction closed by Citibank. The Company intends to continue utilizing the Program to finance the payment of B Share Commissions for the near future; however, as discussed below, it may fund the payment of such commissions under the B Share Facility.

     B Share Facility. On June 26, 1996, the Company entered into agreements establishing a credit facility (the "B Share Facility") with Citibank and other financial institutions to provide a method of financing the payment of B Share Commissions as an alternative to the Program. The aggregate amount of financing available under the B Share Facility is $200.0 million. The Company may increase such amount to $250.0 million if certain conditions are met. On June 27, 1996, approximately $37.0 million under the B Share Facility was used to repay Tranche C under the Bank Facility in its entirety. The B Share Facility is secured only by the Fees attributable to Class B Shares which have not been sold under the Program. The terms of the B Share Facility provide that the Company must prepay each month an amount equal to the 12b-1 Plan distribution fees for certain Class B Shares and the CDSCs paid by shareholders for early redemption of certain

Class B Shares. Such mandatory prepayments are credited toward the amount required to be paid by the Company if the outstanding principal balance under the B Share Facility exceeds a computed amount.

     As of June 30, 1996 approximately $44.7 million was available as a series of term loans to the Company for working capital purposes ("Tranche A") under a credit facility entered into by the Company in August 1993 (the "Bank Facility"). The Company's borrowings under the Bank Facility to finance the payment of B Share Commissions ("Tranche C") were fully utilized by the Company prior to March 31, 1995. Effective June 26, 1996, the Credit Facility was amended to provide that the security interests securing the amounts borrowed under Tranche A of the Bank Facility were released. In connection with the release of such security interests, the security interests securing the Notes were also released effective June 26, 1996, as provided in the Indenture. On June 27, 1996, Tranche C was repaid in full with proceeds from the B Share Facility.

     B Share Commissions that are financed under the B Share Facility are capitalized and amortized over a period of six years (the period of time during which the investor is subject to a CDSC at the time of redemption of Class B Shares) for accounting purposes and are currently expensed for tax purposes. CDSC payments received by the Company related to Class B Shares sold before April 1, 1995 currently reduce unamortized B Share Commissions. A CDSC paid to the Company is generally greater than the related unamortized portion of the B Share Commission.

     Stockholders' deficit decreased 21.3% to $65.9 million at June 30, 1996 from $83.7 million at December 31, 1995. The decrease in stockholders' deficit was primarily due to the increase in the Company's net income discussed above. Stockholders' deficit would have decreased further if not for the Company's accounting treatment of the Put (as defined below) owned by TA Associates, Inc. In connection with its purchase of the Company's Class B Common Stock, par value $0.0025 per share (the "Class B Common"), TA Associates, Inc. received the right to sell to the Company the shares of Class B Common (the "Put") after August 20, 2000 if the Company has not completed a public stock offering with net proceeds in excess of $25.0 million (a "Qualified Public Stock Offering") prior thereto. Pursuant to the Put, up to 345,700 shares of Class B Common may be sold to the Company in each of the 12-month periods ended August 20, 2001, 2002 and 2003 at a purchase price equal to an agreed upon formula price (the "Redemption Price"). Currently, the Bank Facility, the B Share Facility and the Indenture contain restrictions related to the purchase of Class B Common by the Company. The Class B Common is recorded at the higher of its original selling price or the present value of the formula price, which is based on an agreed upon formula. During the six months ended June 30, 1996, the Company increased stockholders' deficit by $24.0 million and increased the recorded value of the Class B Common by a pro rata portion of the present value of the Put based on the estimated formula price at December 31, 1996 which exceeded the original selling price. If the Company completes a Qualified Public Stock Offering prior to August 20, 2000, increases in the value of the Put over the selling price of $48.6 million as of June 30, 1996 as well as the original selling price of the $35 million will be restored to stockholders' equity.

     The Company has several subsidiaries which are registered in various jurisdictions as broker-dealers or investment managers. At June 30, 1996, the Company's ability to obtain dividends from such subsidiaries was limited by net capital requirements in the aggregate amount of $0.9 million designed to ensure the liquidity of such subsidiaries.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any material pending litigation, nor is it aware of any threatened material legal proceeding involving the Company or its subsidiaries or any of the property of the Company or its subsidiaries.

ITEM 2. CHANGES IN SECURITIES

     As part of the amendment of the Bank Facility on June 26, 1996, the security interests securing amounts payable under Tranche A of the Bank Facility were released. As a result of the release of such security interests and the satisfaction of certain conditions under the Indenture, all security interests securing the Notes were automatically released as provided in the Indenture.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits


          3.1    Amended and Restated By-Laws of the Company effective May 20,
                 1996.

          10.1 Amendment No. 2, First Facility Amendment, dated as of May 3, 1996, among the Company, as seller and as servicer, A I M Distributors, Inc., A I M Advisors, Inc., Citibank, N.A., as purchaser, Citibank, N.A., as 12b-1 collateral agent, Citicorp North America, Inc. and Bankers Trust Company, as collection agent, to the Purchase and Sale Agreement, dated May 2, 1995, among the Company, Citibank, N.A. and Citicorp North America, Inc. (the "Purchase and Sale Agreement").

          10.2 Take-Out Notice, dated as of May 3, 1996, pursuant to the Purchase and Sale Agreement, as amended.

          10.3 Amendment No. 3, Second Facility Amendment, dated as of June 26, 1996, among the Company, A I M Distributors, Inc., Citibank, N.A., as purchaser, Citibank, N.A., as 12b-1 collateral agent, Citicorp North America, Inc., Bankers Trust Company, as collection agent, and Citibank, N.A., as administrative agent under the B Share Collateral Agreement, to the Purchase and Sale Agreement.

          10.4 Third Amended and Restated Credit Agreement, dated as of June 26, 1996, among the Company, as borrower, the Tranche A Lenders named therein, and Citibank, N.A., as lead managing agent, and Chemical Bank and NationsBank, N.A. (South), as co-managing agents.

          10.5 Amended and Restated Guaranty from A I M Advisors, Inc., dated as of June 26, 1996.

          10.6 B Share Credit Agreement, dated as of June 26, 1996, among the Company, as borrower, the lenders and co-agents named therein, and Citibank, N.A., as administrative agent.

          10.7 Amended and Restated Distribution Fee Purchase Agreement, dated as of June 26, 1996, between A I M Distributors, Inc. and the Company.

          10.8   Guaranty from A I M Advisors, Inc. dated June 26, 1996.

          10.9 B Share Collateral Agreement, dated June 26, 1996, from the Company as borrower to Citibank, N.A. as administrative agent.

          10.10 Amendment No. 25, dated June 29, 1996, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas.

          11     Statement regarding computation of earnings per share.

          27     Financial Data Schedule.

     b. Reports on Form 8-K

          A report on Form 8-K was filed on July 2, 1996 to report the release of the security interests securing the Notes in connection with the release of the security interests securing amounts payable under Tranche A of the Bank Facility.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 1996.

                                        A I M MANAGEMENT GROUP INC.




                                            /s/ Charles T. Bauer
                                            ------------------------------------
                                            Charles T. Bauer
                                            Chairman and Chief Executive Officer




                                            /s/ John J. Arthur
                                            ------------------------------------
                                            John J. Arthur
                                            Vice President and Treasurer
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
- ------                     ----------------------
3.1          Amended and Restated By-Laws of the Company effective May 20,
             1996.

10.1         Amendment No. 2, First Facility Amendment, dated as of May 3,
             1996, among the Company, as seller and as servicer, A I M
             Distributors, Inc., A I M Advisors, Inc., Citibank, N.A., as purchaser, Citibank, N.A., as 12b-1 collateral agent, Citicorp
             North America, Inc. and Bankers Trust Company, as collection agent, to the Purchase and Sale Agreement, dated May 2, 1995, among the Company, Citibank, N.A. and Citicorp North America, Inc.
             (the "Purchase and Sale Agreement").

10.2 Take-Out Notice, dated as of May 3, 1996, pursuant to the Purchase and Sale Agreement, as amended.

10.3         Amendment No. 3, Second Facility Amendment, dated as of June 26,
             1996, among the Company, A I M Distributors, Inc., Citibank, N.A., as purchaser, Citibank, N.A., as 12b-1 collateral agent, Citicorp
             North America, Inc., Bankers Trust Company, as collection agent, and Citibank, N.A., as administrative agent under the B Share
             Collateral Agreement, to the Purchase and Sale Agreement.

10.4         Third Amended and Restated Credit Agreement, dated as of June 26,
             1996, among the Company, as borrower, the Tranche A Lenders named therein, and Citibank, N.A., as lead managing agent, and Chemical
             Bank and NationsBank, N.A. (South), as co-managing agents.

10.5 Amended and Restated Guaranty from A I M Advisors, Inc., dated as of June 26, 1996.

10.6         B Share Credit Agreement, dated as of June 26, 1996, among the
             Company, as borrower, the lenders and co-agents named therein, and Citibank, N.A., as administrative agent.

10.7 Amended and Restated Distribution Fee Purchase Agreement, dated as of June 26, 1996, between A I M Distributors, Inc. and the
             Company.

10.8         Guaranty from A I M Advisors, Inc. dated June 26, 1996.

10.9         B Share Collateral Agreement, dated June 26, 1996, from the
             Company as borrower to Citibank, N.A. as administrative agent.

10.10 Amendment No. 25, dated June 29, 1996, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas.

11           Statement regarding computation of earnings per share.

27           Financial Data Schedule.
