Form 10-Q
period 1996-09-30
A I M MANAGEMENT GROUP INC /DE/
filed 1996-11-12
CIK 911218

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996


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


Yes     X        No
    ----------      ----------

         At October 31, 1996, there were 2,393,322 shares outstanding of the Registrant's common stock, par value $0.0025 per share, and 1,037,100 shares outstanding of the Registrant's Class B common stock, par value $0.0025 per share.

                 A I M  MANAGEMENT GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                       September 30,      December 31,
                                                                                            1996              1995
                                                                                       -------------      ------------
                                                                                        (unaudited)
                                       ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 72,320          $ 42,148
Accounts receivable:
    Due from dealers for sales of capital stock of affiliated
          registered investment companies . . . . . . . . . . . . . . . . . . . . .          3,700             1,670
    Management fees due from affiliated registered investment companies . . . . . .         21,979            15,949
    Management fees due from managed accounts . . . . . . . . . . . . . . . . . . .            510               360
    Other, primarily due from affiliated registered investment companies  . . . . .         21,023            12,071
                                                                                          --------          --------
          Total accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .         47,212            30,050
                                                                                          --------          --------
Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,344             1,343

Investments:
    Affiliated registered investment companies, at market . . . . . . . . . . . . .          8,745             6,787
    Other equity investments, at market . . . . . . . . . . . . . . . . . . . . . .          1,786             1,041
                                                                                          --------          --------
          Total investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,531             7,828
                                                                                          --------          --------
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $18,656 in 1996
    and $14,044 in 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,918            15,760
Acquisition and organization costs, net of accumulated amortization of
    $14,538 in 1996 and $12,114 in 1995 . . . . . . . . . . . . . . . . . . . . . .         40,221            38,961
Financing costs, net of accumulated amortization of $6,451 in 1996
    and $5,372 in 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,018             6,738
Deferred sales commissions, net of accumulated amortization of
    $22,006 in 1996 and $15,872 in 1995 . . . . . . . . . . . . . . . . . . . . . .         30,193            39,073
Deferred charges and other assets . . . . . . . . . . . . . . . . . . . . . . . . .         19,798            15,754
                                                                                          --------          --------
          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $252,555          $197,655
                                                                                          ========          ========





 See accompanying notes to unaudited interim consolidated financial statements.

                 A I M  MANAGEMENT GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                       September 30,      December 31,
                                                                                            1996              1995
                                                                                       -------------      ------------
                                                                                        (unaudited)
                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
    Payables to affiliated registered investment companies for sales of
         their capital stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  3,696          $  1,662
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . .        22,835            20,752
    Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,367             1,482
    Federal and state income taxes payable  . . . . . . . . . . . . . . . . . . . .         5,582             5,832
    Deferred compensation payable . . . . . . . . . . . . . . . . . . . . . . . . .        36,397            31,831
    Credit facility to finance deferred sales commissions . . . . . . . . . . . . .        33,646            43,921
    Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        97,250           110,000
    Deferred income tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,061             6,254
                                                                                         --------          --------
                Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       204,834           221,734
                                                                                         --------          --------
    Class B common stock of $.0025 par value per share subject to
         Redemption Agreement, including a cumulative increase in the
                Redemption Price since inception of $75,190 in 1996 and $24,590 in
           1995: authorized, issued and outstanding 1,037,100 shares  . . . . . . .       110,190            59,590

    Stockholders' deficit:
         Common stock of $.0025 par value per share:
                authorized 4,240,000 shares in 1996 and 1995, issued and
                outstanding 2,393,322 shares in 1996 and 2,243,800 shares
                in 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6                 6
         Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .         9,428             3,275
         Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (72,335)          (87,339)
         Net unrealized appreciation of marketable equity
                securities, net of applicable taxes . . . . . . . . . . . . . . . .           468               450
         Translation loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (36)              (61)
                                                                                         --------          --------
                Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .       (62,469)          (83,669)
                                                                                         --------          --------
                Total liabilities and stockholders' deficit . . . . . . . . . . . .      $252,555          $197,655
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

                 A I M  MANAGEMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                                    Three Months Ended        Nine Months Ended
                                                                                       September 30,            September 30,
                                                                               ------------------------- --------------------------
                                                                                  1996         1995         1996          1995
                                                                                  ----         ----         ----          ----
Management and advisory fees  . . . . . . . . . . . . . . . . . . . . . . .      $65,373      $40,238      $177,992      $100,789
Commission income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,372       18,311        40,135        30,993
Distribution fee income . . . . . . . . . . . . . . . . . . . . . . . . . .       10,471        7,283        29,662        18,017
Other operating revenues  . . . . . . . . . . . . . . . . . . . . . . . . .       12,647        7,244        32,293        20,738
                                                                               ---------    ---------    ----------    ----------
    Total operating revenues  . . . . . . . . . . . . . . . . . . . . . . .       98,863       73,076       280,082       170,537
                                                                               ---------    ---------    ----------    ----------
Compensation and related expenses . . . . . . . . . . . . . . . . . . . . .       28,707       23,567        85,259        56,859
Other administrative expenses . . . . . . . . . . . . . . . . . . . . . . .       19,152       11,539        53,460        31,649
Interest and amortization of debt issuance costs  . . . . . . . . . . . . .        3,310        4,739        10,387        14,124
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .        4,522        4,379        13,131        13,099
Other expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          821          636         2,556         1,591
                                                                               ---------    ---------    ----------    ----------
    Total operating expenses  . . . . . . . . . . . . . . . . . . . . . . .       56,512       44,860       164,793       117,322
                                                                               ---------    ---------    ----------    ----------
Income before taxes and extraordinary item. . . . . . . . . . . . . . . . .       42,351       28,216       115,289        53,215
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,326       10,592        41,962        20,073
                                                                               ---------    ---------    ----------    ----------
Income before extraordinary item  . . . . . . . . . . . . . . . . . . . . .       27,025       17,624        73,327        33,142

Extraordinary item - extinguishment of  debt (less applicable income tax
        of $289)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -            -           537             -
                                                                               ---------    ---------    ----------    ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $27,025      $17,624       $72,790       $33,142
                                                                               =========    =========    ==========    ==========

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $27,025      $17,624       $72,790       $33,142
Increase in Redemption Price of Class B
    Common Stock (see Note 2) . . . . . . . . . . . . . . . . . . . . . . .      (26,626)      (8,677)      (50,600)       (8,677)
                                                                               ---------    ---------    ----------    ----------


Net income applicable to common stock . . . . . . . . . . . . . . . . . . .         $399       $8,947       $22,190       $24,465
                                                                               =========    =========    ==========    ==========

    Income before extraordinary item  . . . . . . . . . . . . . . . . . . .        $0.11        $2.54         $6.25         $7.05
    Extraordinary item, net of tax  . . . . . . . . . . . . . . . . . . . .            -            -          (.15)            -
                                                                               ---------    ---------    ----------    ----------
Net Income applicable to common stock . . . . . . . . . . . . . . . . . . .        $0.11        $2.54         $6.10         $7.05
                                                                               =========    =========    ==========    ==========
Weighted average shares . . . . . . . . . . . . . . . . . . . . . . . . . .        3,670        3,517         3,638         3,468
                                                                               =========    =========    ==========    ==========





 See accompanying notes to unaudited interim consolidated financial statements.

                 A I M  MANAGEMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          -------------------------
                                                                                            1996            1995
                                                                                          ---------       ---------
Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $72,790         $33,142
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .          14,434          14,502
           Deferred income tax  . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,203)            283
           Gain on sale of unconsolidated affiliate . . . . . . . . . . . . . . . .               -          (1,671)
           Extraordinary item, net of tax . . . . . . . . . . . . . . . . . . . . .             537               -
      Changes in assets and liabilities:
           Increase in accounts receivable  . . . . . . . . . . . . . . . . . . . .         (17,162)        (13,362)
           Increase in prepaid expenses . . . . . . . . . . . . . . . . . . . . . .              (1)            (71)
           Decrease (increase) in deferred sales commissions  . . . . . . . . . . .           2,746         (16,351)
           Increase in financing costs  . . . . . . . . . . . . . . . . . . . . . .            (889)           (795)
           Increase in deferred charges and other assets  . . . . . . . . . . . . .          (4,044)         (2,455)
           Increase in payables to affiliated registered investment companies . . .           2,034           2,440
           Increase in accounts payable and accrued expenses  . . . . . . . . . . .           2,083           6,595
           Increase in interest payable . . . . . . . . . . . . . . . . . . . . . .           1,885           2,434
           Increase in income taxes payable . . . . . . . . . . . . . . . . . . . .           5,816           8,290
           Increase in deferred compensation payable  . . . . . . . . . . . . . . .           4,566           5,305
                                                                                          ---------       ---------
           Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,802           5,144
                                                                                          ---------       ---------
                  Net cash provided by operating activities . . . . . . . . . . . .          80,592          38,286
                                                                                          ---------       ---------
Cash flows from investing activities:
      Purchases of investments in affiliated registered
                  investment companies  . . . . . . . . . . . . . . . . . . . . . .          (2,676)           (537)
      Proceeds from sale of government security . . . . . . . . . . . . . . . . . .               -          12,000
      Proceeds from sale of unconsolidated affiliate  . . . . . . . . . . . . . . .               -           4,097
      Acquisition costs paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,684)        (11,764)
      Purchases of furniture, equipment and leasehold improvements  . . . . . . . .         (13,770)         (5,408)
                                                                                          ---------       ---------
                  Net cash used in investing activities . . . . . . . . . . . . . .         (20,130)         (1,612)
                                                                                          ---------       ---------
Cash flows from financing activities:
      Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .               -          15,767
      Principal repayments and repurchases of long-term debt  . . . . . . . . . . .         (23,454)        (14,045)
      Payment of common stock dividends . . . . . . . . . . . . . . . . . . . . . .          (7,213)         (2,857)
      Proceeds from exercise of options . . . . . . . . . . . . . . . . . . . . . .             377           1,572
                                                                                          ---------       ---------
                  Net cash (used in) provided by financing activities . . . . . . .         (30,290)            437
                                                                                          ---------       ---------
                  Net increase in cash and cash equivalents . . . . . . . . . . . .          30,172          37,111

Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . . . . . .          42,148          25,534
                                                                                          ---------       ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .         $72,320         $62,645
                                                                                          =========       =========
Supplemental cash flow disclosure:
      Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $6,928         $10,024
      Cash paid for taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $39,991         $11,549



 See accompanying notes to unaudited interim consolidated financial statements.

                 A I M  MANAGEMENT GROUP INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


 (1)     General

         The consolidated financial statements of A I M Management Group Inc. and its subsidiaries (collectively, the " Company ") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles, and reflect all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and notes contained in the Form 10-K of A I M Management Group Inc. for the year ended December 31, 1995, File Number 33-67866. Certain reclassifications have been made to conform prior year amounts to the 1996 presentation.

(2)      Class B Common Stock

         In connection with the sale of the Class B Common Stock, the purchasers received the right to sell the Company the shares of Class B Common Stock (the " Put "). The Put may be exercised after August 20, 2000 if the Company has not completed a public stock offering with net proceeds in excess of $25 million (" Qualified Public Stock Offering ") prior thereto.
Pursuant to the Put, up to 345,700 shares of Class B Common Stock may be sold to the Company in each of the 12-month periods ended August 20, 2001, 2002 and 2003, at a purchase price equal to an agreed upon formula price (" Redemption Price "). Currently, both of the bank facility agreements and the indenture for the Notes payable contain restrictions related to the purchase of Class B Common Stock by the Company.

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

         During the first nine months of 1996, the Company increased stockholders' deficit by $50.6 million and increased the recorded value of the Class B Common Stock by a pro rata portion of the present value of the Put based on the estimated formula price at December 31, 1996 which exceeded the original selling price. If the Company completes a Qualified Public Stock Offering prior to August 20, 2000, increases in the value of the Put over the selling price of $75.2 million as of September 30, 1996 as well as the original selling price of $35 million of the Class B Common Stock will be restored to stockholders' equity. In connection with the closing of the merger (as defined below), the agreement pursuant to which the Put was established will be terminated.

         Periodic increases in the carrying amount of Class B Common Stock are treated as dividends in the calculation of earnings per share. The current increase in the value of the Put reduced earnings per share by approximately $13.91 for the nine months ended September 30, 1996.

(3)      Extraordinary Item

         During the second quarter of 1996, the Company expensed, as an extraordinary item, approximately $0.5 million net of tax, related to a premium paid upon repurchase of an aggregate of approximately $12.8 million principal amount of its senior notes and the related debt issuance costs.

(4)      Subsequent Event

         On November 4, 1996, the Company and INVESCO PLC, a company incorporated under the laws of England, announced the execution of an agreement and plan of merger pursuant to which A I M Management Group Inc. will be merged with and into a direct wholly-owned subsidiary of INVESCO PLC. At September 30, 1996, INVESCO PLC's assets under management were L58.5 billion ($91.8 billion), thus such merger (the "Merger") will form a group with combined funds under management in excess of $140.0 billion. The Merger is conditional on, among other things, approval by the shareholders of INVESCO PLC and the Company and the shareholders of the AIM Funds and the mutual funds managed by INVESCO PLC, and is expected to take place during the first quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         A I M Management Group Inc.'s largest sources of revenues are mutual fund management and advisory fees, commission income earned from underwriting and distributing retail mutual fund shares and distribution fee income. Other sources of operating revenues include transfer agent fees, accounting service fees and interest income. The term "Company," as used herein, unless the context otherwise requires, refers to A I M Management Group Inc. and its direct and indirect subsidiaries.

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

         The Company also sponsors and provides investment advisory and related administrative services to a number of institutional mutual funds (or classes of funds) sold to institutions such as banks, trust companies, insurance companies and broker-dealers, acting for themselves or in a fiduciary or agency capacity (collectively, the "AIM Institutional Funds--Registered Trademark--"). Sales of the AIM Institutional Funds--Registered Trademark-- do not generate sales commission revenue to the Company. The AIM Retail Funds and the AIM Institutional Funds--Registered Trademark-- are collectively referred to herein as the "AIM Funds." The Company also provides investment advisory services to individuals, corporations, pension plans and other private investment advisory accounts (the "Managed Accounts"), provides investment sub-advisory services to a Canadian mutual fund and one portfolio of an open-end registered investment company that is offered to separate accounts of variable insurance companies (collectively, the "Sub-Advised Funds") and manages an offshore investment company domiciled in Ireland (the "Offshore Fund"). As of September 30, 1996, total assets under the Company's management were approximately $57.1 billion.

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

         From time to time, the Company may waive all or a portion of its management fees or 12b-1 Plan (as hereinafter defined) service or distribution fees and/or assume all or a portion of the operating expenses of an AIM Fund for competitive reasons and in response to commitments made to the directors of such fund. In some cases, the Company may waive all or a portion of its management fees and 12b-1 Plan distribution fees for new funds or to reflect economies of scale at higher asset levels. During the third quarter of 1996, the Company waived approximately $2.8 million in management fees and assumed approximately $0.1 million in operating expenses for certain AIM Funds. Such waivers and assumptions were made for the sole purpose of reducing the operating expenses of such AIM Funds and were not made for the purposes of mitigating any losses from investments in derivative securities or other portfolio securities. It is difficult to measure the effect such waivers and assumptions had on the Company's results of operations because the Company believes they enhance its ability to retain the assets under its management and to attract additional investments in the AIM Funds. The Company currently is unable to estimate to what extent, if any, it may terminate existing fee waivers or cease assuming operating expenses in the future. It is not possible to predict what effect, if any, the termination of arrangements regarding fee waivers and assumptions of expenses may have on the future level of assets under the Company's management.

         Certain AIM Funds also pay service fees and distribution fees pursuant to distribution plans ("12b-1 Plans") adopted pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended. These distribution and service fees are based on the value of the net assets of the applicable funds or classes and are subject to certain limits imposed under rules of the National Association of Securities Dealers, Inc. See "Capital Resources and Liquidity" for a discussion of the Company's ability to sell the right to receive future 12b-1 Plan distribution fees and CDSCs attributable to certain Class B Shares. Pursuant to administrative service agreements, the Company is reimbursed for all or a portion of the expenses, including salary, general and administrative and office lease expenses, incurred by the Company in providing certain administrative services (such as fund accounting) to the AIM Funds. Fund accounting reimbursements paid to the Company by an AIM Fund are based on the Company's costs of providing such service. Transfer agent fees paid to the Company by the AIM Retail Funds are based on the number of shareholder accounts outstanding during a calendar month, and transfer agent fees paid by the AIM Institutional Funds--Registered Trademark-- are based on the average daily net assets in the institutional shareholder accounts.

         The Company's largest expenses are compensation and related expenses and other administrative expenses, which include expenses related to mutual fund sales promotion.

NET ASSETS UNDER MANAGEMENT AND ADMINISTRATION

         The following table sets forth the Company's net assets under management and administration at September 30, 1996 and 1995, and at December 31, 1995, 1994 and 1993.

                 NET ASSETS UNDER MANAGEMENT AND ADMINISTRATION
                                 (in millions)

                                      September  30,                      December 31,
                                  ---------------------       ------------------------------------

                                    1996            1995      1995         1994               1993
                                   -----            ----      ----         ----               ----
Retail:
    Equity                         $38,671      $24,674       $26,461      $13,777         $ 12,056
    Money Market                       941          545           656          605              373
    Fixed Income                     3,572        2,449         2,784        1,859            1,887
    Closed-End                         ---           68            68           64               68
                                  --------     --------       -------      -------          -------
              Total Retail          43,184       27,736        29,969       16,305           14,384
                                  --------     --------       -------      -------          -------
Institutional:
    Money Market                    11,931       10,404        10,827       10,664           10,401
    Other                              440          347           383          221              257
                                  --------     --------       -------      -------          -------
         Total Institutional        12,371       10,751        11,210       10,885           10,658
                                  --------     --------       -------      -------          -------
    Managed Accounts                 1,081          264           268          284              286
                                  --------     --------       -------      -------          -------
    Sub-Advised Funds                  111           34            60          ---              ---
                                  --------     --------       -------      -------         --------
    Offshore Fund                      343          ---            39          ---              ---
                                  --------     --------       -------      -------         --------
          Total Net Assets        $ 57,090     $ 38,785       $41,546      $27,474         $ 25,328
                                  ========     ========       =======      =======         ========

         The net assets of the AIM Retail Funds increased to $43.2 billion at September 30, 1996 from $30.0 billion at December 31, 1995 and $27.7 billion at September 30, 1995. These increases of $13.2 billion, or 44.0%, and $15.5 billion, or 56.0%, respectively, were attributable to a number of factors, including increases in the market value of the assets held in the AIM Retail Funds' portfolios resulting from generally improving equity markets and increased sales of AIM Retail Fund shares. Approximately 65.0% of the increase in the assets of the Company's fixed income and equity funds from December 31, 1995 to September 30, 1996 was due to an increase in the net sales of such funds and approximately 35.0% of such increase was primarily due to appreciation in the value of the securities held in such funds' portfolios.
The increase in sales of the AIM Retail Funds during the nine months ended September 30, 1996 was primarily due to the general increase in cash flows into equity and fixed income mutual funds during the nine months ended September 30, 1996, strong performance of several of the AIM Retail Funds during recent years, expansion of the Company's retail distribution system, and improved name recognition of the AIM Family of Funds. The net assets of the AIM Institutional Funds--Registered Trademark-- increased by 10.7% from December 31, 1995 to September 30, 1996, and by 14.8% from September 30, 1995 to September 30, 1996. These increases were primarily due to increased sales of such funds which were related to performance of certain of the AIM Institutional Funds--Registered Trademark-- and changes in the interest rate environment which increased cash flows into these funds, and the Company's focus on new distribution channels for the shares of the AIM Institutional Funds--Registered Trademark--. Total net assets under management increased by $15.6 billion, or 37.6%, from December 31, 1995 to September 30, 1996, and by $18.3 billion, or 47.2%, from September 30, 1995 to September 30, 1996.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Total Operating Revenues. Total operating revenues increased to $98.9 million for the third quarter of 1996 from $73.1 million for the third quarter of 1995, and increased to $280.1 million for the nine months ended September 30, 1996 from $170.5 million for the nine months ended September 30, 1995. These increases of $25.8 million, or 35.3%, and $109.6 million, or 64.3%, respectively, were primarily due to an increase in the total amount of management and advisory fees received from the AIM Retail Funds.

         Management and Advisory Fees. Revenues from management and advisory fees increased to $65.4 million for the third quarter of 1996 from $40.2 million for the third quarter of 1995, and increased to $178.0 million for the nine months ended September 30, 1996 from $100.8 million for the nine months ended September 30, 1995. These increases of $25.2 million, or 62.7%, and $77.2 million, or 76.6%, respectively, were primarily due to growth in net assets under management in the AIM Retail Funds, as discussed above.

         Commission Income. Revenues from retained portions of AIM Retail Fund sales commissions decreased to $10.4 million for the third quarter of 1996 from $18.3 million for the third quarter of 1995. This decrease of $7.9 million, or 43.2%, was primarily due to a decrease in commissionable sales of Class A Shares during the third quarter of 1996. Sales of Class A Shares decreased 30.0% to $2.1 billion for the third quarter of 1996 from $3.0 billion for the third quarter of 1995, due primarily to the temporary reopening of AIM Aggressive Growth Fund to new investors in July of 1995. The commission income related to sales of Class A Shares of AIM Aggressive Growth Fund was $7.1 million for the third quarter of 1995, as compared to $0.4 million for the third quarter of 1996. AIM Aggressive Growth Fund was subsequently closed to new investors. Additionally, sales of Class A Shares decreased during the third quarter of 1996 as compared to the first two quarters of 1996 in connection with a general decrease in sales of equity and fixed income mutual funds throughout the mutual fund industry during the third quarter of 1996. Although revenues from retained portions of AIM Retail Fund sales commissions decreased from the third quarter of 1995 to the third quarter of 1996, revenues from retained portions of AIM Retail Fund sales commissions increased to $40.1 million for the nine months ended September 30, 1996 from $31.0 million for the nine months ended September 30, 1995. This increase of $9.1 million, or 29.4% was primarily due to an increase in commissionable sales of Class A Shares during the nine months ended September 30, 1996. Sales of Class A Shares increased 50.0% to $8.1 billion for the nine months ended September 30, 1996 from $5.4 billion for the nine months ended September 30, 1995, due primarily to the general increase in cash flows into equity and fixed income mutual funds during the nine months ended September 30, 1996, the strong performance of several of the AIM Retail Funds during recent years, expansion of the Company's retail distribution system, and improved name recognition of the AIM Family of Funds.

         Distribution Fee Income. Distribution fee income increased to $10.5 million for the third quarter of 1996 from $7.3 million for the third quarter of 1995, and increased to $29.7 million for the nine months ended September 30, 1996 from $18.0 million for the nine months ended September 30, 1995. These increases of $3.2 million, or 43.8%, and $11.7 million, or 65.0%, respectively, were primarily due to appreciation of the assets attributable to Class A Shares and Class B Shares and an increase in sales of Class A Shares and Class B Shares during recent periods. Distribution fee income includes both distribution fees and service fees received by the Company. The Company retains service fees on Class A Shares sold in amounts of $1.0 million or more and all Class B Shares for 12 months after the sale of such shares. Service fees retained by the Company have increased in connection with appreciation of the assets attributable to, and an increase in sales of, Class A Shares that were sold in amounts of $1 million or more and all Class B Shares during recent periods. Additionally, the Company receives distribution fees from certain other Class A Shares. Such Class A Share distribution fees increased in connection with appreciation of the assets attributable to, and an increase in the sales of, such Class A Shares. Distribution fees related to sales of Class B Shares on or after April 1, 1995 are not recognized as income by the Company since the Company has sold these distribution fees to Citibank, N.A. ("Citibank"), as discussed below. See "Capital Resources and Liquidity." During the nine months ended September 30, 1996, distribution fees in the amount of $26.1 million related to Class B Shares sold since April 1, 1995 were sold to Citibank and thus were not recognized as income by the Company. If the Company had not sold such distribution fees to Citibank, the related distribution fee income that would have been recognized by the Company generally would have been offset by the amortization expense incurred by the Company. The Company retains distribution fees related to sales of Class B Shares prior to April 1, 1995.

         Other Operating Revenues. Other operating revenues increased to $12.6 million for the third quarter of 1996 from $7.2 million for the third quarter of 1995, and increased to $32.3 million for the nine months ended September 30, 1996 from $20.7 million for the nine months ended September 30, 1995. These increases of $5.4 million, or 75.0%, and $11.6 million, or 56.0%, respectively, were primarily due to an increase in transfer agent fees during the third quarter of 1996 and the nine months ended September 30, 1996. Transfer agent fees increased to $8.9 million for the third quarter of 1996 from $5.2 million for the third quarter of 1995, and increased to $23.9 million for the nine months ended September 30, 1996 from $13.8 million for the nine months ended September 30, 1995. These increases of 71.2% and 73.2%, respectively, were primarily due to an increase in the number of shareholder accounts in the AIM Retail Funds.

         Total Operating Expenses. Total operating expenses increased to $56.5 million for the third quarter of 1996 from $44.9 million for the third quarter of 1995, and increased to $164.8 million for the nine months ended September 30, 1996 from $117.3 million for the nine months ended September 30, 1995. These increases of $11.6 million, or 25.8%, and $47.5 million, or 40.5%, respectively, were primarily due to increases in compensation and related expenses and other administrative expenses for the third quarter of 1996 and the nine months ended September 30, 1996.

         Compensation and Related Expenses. Compensation and related expenses increased to $28.7 million for the third quarter of 1996 from $23.6 million for the third quarter of 1995, and increased to $85.3 million for the nine months ended September 30, 1996 from $56.9 million for the nine months ended September 30, 1995. These increases of 21.6% and 49.9%, respectively, were primarily due to (i) growth in the size of the Company's operations due to increases in the net assets managed by the Company and (ii) an increase in the amount recorded as bonus expense under the Company's incentive compensation plan relating to increases in the Company's income and a change in the timing of the payments of awards under such plan.

         Other Administrative Expenses. Other administrative expenses increased to $19.2 million for the third quarter of 1996 from $11.5 million for the third quarter of 1995, and increased to $53.5 million for the nine months ended September 30, 1996 from $31.6 million for the nine months ended September 30, 1995. These increases of 67.0% and 69.3%, respectively, were primarily due to an increase in business promotional costs related to the Company's expansion of its retail distribution system, an increase in printing expenses associated with the Company's mutual fund distribution activities and an increase in the aggregate amount of concessions paid to dealers due to an increase in sales of Class A Shares in the amount of $1 million or more.

         Net Income. Net income increased to $27.0 million for the third quarter of 1996 from $17.6 million for the third quarter of 1995, and increased to $72.8 million for the nine months ended September 30, 1996 from $33.1 million for the nine months ended September 30, 1995. These increases of $9.4 million, or 53.4%, and $39.7 million, or 119.9%, respectively, were due to the changes in the Company's revenues and expenses discussed above.

CAPITAL RESOURCES AND LIQUIDITY

         Net increase in cash and cash equivalents was $30.2 million during the nine months ended September 30, 1996. At September 30, 1996, the Company had liquid assets of $129.6 million, including $72.3 million in unrestricted cash and cash equivalents. Payables and accrued expenses due within 12 months totaled $58.7 million at September 30, 1996.

         Net cash provided by operating activities was $80.6 million during the nine months ended September 30, 1996, which represented a 110.4% increase from $38.3 million net cash provided by operating activities during the nine months ended September 30, 1995. The increase was primarily due to the increase in the Company's net income during the nine months ended September 30, 1996, as discussed above, and a decrease in deferred sales commissions paid by the Company due to the Company's utilization of the Program (as defined below) to fund the payment of certain B Share Commissions (as defined below).

         Net cash used in investing activities was $20.1 million during the nine months ended September 30, 1996, which represented a substantial increase over the $1.6 million net cash used in investing activities during the nine months ended September 30, 1995. This difference was primarily due to the Company's increased capital expenditures and its investment in an affiliated investment company during the nine months ended September 30, 1996, as compared to the Company's receipt of cash from the sale of a government security and the sale of an unconsolidated affiliate which increased cash provided from investing activities during the nine months ended September 30, 1995. The cash received by the Company during the nine months ended September 30, 1995 was partially offset by the Company's payment of deferred acquisition costs during the third quarter of 1995. The Company spent approximately $13.8 million during the nine months ended September 30, 1996 on capital expenditures relating primarily to office expansion and purchases of computer equipment.
The Company leases all of its operating facilities.

         Net cash used in financing activities was $30.3 million during the nine months ended September 30, 1996, which represented a substantial change from the $0.4 million net cash provided by financing activities during the nine months ended September 30, 1995. This difference was primarily due to the Company's repayment of $23.5 million in long-term debt, including its repurchase of an aggregate of approximately $12.8 million of the Notes (as defined below), during the nine months ended September 30, 1996, as compared to its borrowings of a net amount of approximately $1.7 million in long-term debt during the nine months ended September 30, 1995. The Company ceased borrowing under the Bank Facility (as defined below) to finance the payment of B Share Commissions beginning in the second quarter of 1995, as discussed below. The Company funded payments of B Share Commissions from April 1, 1995 through September 30, 1996 under the Program (as defined below).

         Cash paid for taxes increased by $28.5 million, or 247.8%, from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. This increase was primarily due to the increase in the Company's net income and the Company's use of the Program to fund B Share Commissions during the nine months ended September 30, 1996, as compared to the Company's use of the Bank Facility to finance B Share Commissions during the first quarter of 1995, and the Program to fund B Share Commissions during the second and third quarter of 1995.

         Outstanding borrowings under the Company's credit facilities and the 9% Senior Secured Notes due 2003 (the "Notes") issued by the Company in 1993 in connection with the recapitalization totaled $130.9 million at September 30, 1996. This amount includes approximately $97.2 million of outstanding Notes which bear interest at a rate of 9% per annum. Such interest is payable in semiannual installments of approximately $4.4 million. Effective June 26, 1996, the security interests securing the Notes were released, as discussed below.

         Currently, the Company has two methods available to fund the payment of sales commissions to financial intermediaries who sell Class B Shares ("B Share Commissions"): the Program (as defined below) and the B Share Facility (as defined below).

         Program. In May 1995, the Company entered into agreements establishing a program (the "Program") with Citibank to provide additional funding for payment of B Share Commissions once amounts available to fund such commissions under Tranche C (as defined below) of the Bank Facility had been substantially utilized. Pursuant to the Program, during the second quarter of 1995, the Company began selling to Citibank the right to receive future distribution fees under the 12b-1 Plans and CDSCs (the "Fees") attributable to certain Class B Shares sold on or after April 1, 1995 for a purchase price equal to a percentage of the price at which each Class B Share is sold. The Program has been amended several times since May 1995 to increase the total amount of financing for B Share Commissions payable by the Company. The amount of financing under the Program can be further increased from time to time in connection with securitization transactions closed by Citibank. Future increases in the amount of financing under the Program will depend upon the amount of each securitization transaction closed by Citibank. As of September 30, 1996, the total amount of the Program was approximately $364 million, of which approximately $137.4 million remained available to the Company. The remaining $137.4 million would fund B Share Commissions on the sale of approximately $3.4 billion of Class B Shares. In September 1996, the Company received approximately $11.2 million from Citibank for the sale of Fees under the Program. The Company intends to continue utilizing the Program to finance the payment of B Share Commissions for the near future; however, as discussed below, it may fund the payment of such commissions under the B Share Facility.

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

         As of September 30, 1996 approximately $44.7 million was available as a series of term loans to the Company for working capital purposes ("Tranche A") under a credit facility entered into by the Company in August 1993 (the "Bank Facility"). The Company's borrowings under the Bank Facility to finance the payment of B Share Commissions ("Tranche C") were fully utilized by the Company prior to March 31, 1995. Effective June 26, 1996, the Credit Facility was amended to provide that the security interests securing the amounts borrowed under Tranche A of the Bank Facility were released. In connection with the release of such security interests, the security interests securing the Notes were also released effective June 26, 1996, as provided in the Indenture. On June 27, 1996, Tranche C was repaid in full with proceeds from the B Share Facility.

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

         Stockholders' deficit decreased 25.3% to $62.5 million at September
30, 1996 from $83.7 million at December 31, 1995.   The decrease in
stockholders' deficit was primarily due to the increase in the Company's net income discussed above. Stockholders' deficit would have decreased further if not for the Company's accounting treatment of the Put (as defined below) owned by TA Associates, Inc. In connection with its purchase of the Company's Class B Common Stock, par value $0.0025 per share (the "Class B Common"), TA Associates, Inc. received the right to sell to the Company the shares of Class B Common (the "Put") after August 20, 2000 if the Company has not completed a public stock offering with net proceeds in excess of $25.0 million (a "Qualified Public Stock Offering") prior thereto. Pursuant to the Put, up to 345,700 shares of Class B Common may be sold to the Company in each of the 12-month periods ended August 20, 2001, 2002 and 2003 at a purchase price equal to an agreed upon formula price (the "Redemption Price"). Currently, the Bank Facility, the B Share Facility and the Indenture contain restrictions related to the purchase of Class B Common by the Company. The Class B Common is recorded at the higher of its original selling price or the present value of the formula price, which is based on an agreed upon formula. During the nine months ended September 30, 1996, the Company increased stockholders' deficit by $50.6 million and increased the recorded value of the Class B Common by a pro rata portion of the present value of the Put based on the estimated formula price at December 31, 1996 which exceeded the original selling price. If the Company completes a Qualified Public Stock Offering prior to August 20, 2000, increases in the value of the Put over the selling price of $75.2 million as of September 30, 1996 as well as the original selling price of the Class B Common of $35 million will be restored to stockholders' equity. In connection with the closing of the Merger (as defined below), the agreement pursuant to which the Put was established will be terminated.

         The Company has several subsidiaries which are registered in various jurisdictions as broker-dealers or investment managers. At September 30, 1996, the Company's ability to obtain dividends from such subsidiaries was limited by net capital requirements in the aggregate amount of $0.8 million designed to ensure the liquidity of such subsidiaries.

SUBSEQUENT EVENT

        On November 4, 1996, A I M Management Group Inc. ("AIM Management") and INVESCO PLC, a company incorporated under the laws of England ("INVESCO"), announced the execution of an agreement and plan of merger pursuant to which AIM Management will be merged with and into a direct wholly-owned subsidiary of INVESCO. The Merger is conditional on, among other things, approval by the shareholders of INVESCO and AIM Management and the shareholders of the AIM Funds and the mutual funds managed by INVESCO, and is expected to take place during the first quarter of 1997. The Merger, which values AIM Management at $1.6 billion, will be effected by the purchase by INVESCO of all the issued share capital of AIM Management. The consideration for such share capital will be satisfied principally by issuing to the shareholders of AIM Management 290 million new ordinary shares of INVESCO valued at approximately $1.1 billion. The balance of the consideration will be payable in cash which INVESCO intends to raise partly from new bank debt and partly from the proceeds of a proposed one-for-five rights issue.

        INVESCO, one of the world's largest independent investment management groups, has a major presence in the institutional investment management and retail mutual fund businesses in the United States and Europe, and a growing presence in the Pacific region. At September 30, 1996, INVESCO's assets under management were L58.5 billion ($91.8 billion), thus such merger (the
"Merger") will form a group with combined funds under management in excess of $140.0 billion. The businesses of INVESCO and the various subsidiaries of AIM Management will continue to operate under their existing names after the Merger. The holding company, the shares of which are listed on the London Stock Exchange and the American Depositary Shares of which are listed on the New York Stock Exchange, will be renamed AMVESCO PLC.



                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A claim, Saltzberg v. AIM Equity Funds, Inc., et al., Case No. H96-3657 (S.D. Tex. filed Oct. 25, 1996), has recently been brought against certain subsidiaries of the Company. The claim was instituted under section 36(b) of the Investment Company Act of 1940 and seeks to recover damages allegedly suffered by the fund in connection with fees paid for marketing and shareholder services after the fund was closed to new investors. The Company is investigating whether there is any basis at all for this claim and intends to defend itself vigorously.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

                 10.1 Amendment No. 4, Third Facility Amendment, dated as of September 30, 1996, among the Company, as seller and as servicer, A I M Distributors, Inc., Citibank, N.A., as purchaser and Citicorp North America, Inc., as consented and agreed to by A I M Advisors, Inc. and Citibank, N.A., as administrative agent under the B Share Collateral Agreement, to the Purchase and Sale Agreement, dated May 2, 1995, among the Company, Citibank, N.A. and Citicorp North America, Inc. (the "Purchase and Sale Agreement").

                 11       Statement regarding computation of earnings per share.

                 27       Financial Data Schedule.

                 28 U.S. Press Release for INVESCO PLC and A I M Management Group Inc. issued on November 4, 1996.

         b.  Reports on Form 8-K

                 A report on Form 8-K was filed on July 2, 1996 to report the release of the security interests securing the Notes in connection with the release of the security interests securing amounts payable under Tranche A of the Bank Facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 11, 1996.

                                        A I M MANAGEMENT GROUP INC.




                                        /s/ Charles T. Bauer
                                            -----------------------------------
                                            Charles T. Bauer
                                            Chairman and Chief Executive Officer




                                        /s/ John J. Arthur
                                            ----------------------------------
                                            John J. Arthur
                                            Vice President and Treasurer
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX


         Exhibit
         Number
         -------

         10.1 Amendment No. 4, Third Facility Amendment, dated as of September 30, 1996, among the Company, as seller and as servicer, A I M Distributors, Inc., Citibank, N.A., as purchaser and Citicorp North America, Inc., as consented and agreed to by A I M Advisors, Inc. and Citibank, N.A., as administrative agent under the B Share Collateral Agreement, to the Purchase and Sale Agreement, dated May 2, 1995, among the Company, Citibank, N.A. and Citicorp North America, Inc. (the "Purchase and Sale Agreement").

         11 Statement regarding computation of earnings per share.

         27               Financial Data Schedule.

         28 U.S. Press Release for INVESCO PLC and A I M Management Group, Inc. issued on November 4, 1996.