Form 10-K405
period 1996-12-31
A I M MANAGEMENT GROUP INC /DE/
filed 1997-03-27
CIK 911218

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                        Commission File Number 33-67866

                          A I M MANAGEMENT GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                 76-0528004
-----------------------------------------      ---------------------------------
        (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)

11 Greenway Plaza, Suite 100, Houston, Texas                        77046
--------------------------------------------                    ------------
      (Address of principal executive offices)                  (Zip Code)


                                  (713) 626-1919
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:



              NONE                                                NONE
  ------------------------                               -----------------------
    (Title of each class)                                (Name of each exchange
                                                         on which registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES [ X ]    NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ X ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.


                                                               Outstanding at
       Class                                                    March 1, 1997
-------------------------------                             --------------------
Common Stock, $0.01 par value                                       1,000


Documents Incorporated by Reference:  NONE

                                     PART I

ITEM 1. BUSINESS

A.      General

        A I M Management Group Inc., a Delaware corporation, with its predecessor, has been engaged in the financial services business since 1976. The Company is a holding company and does not itself conduct business operations. The term "Company" as used herein, unless the context otherwise requires, refers to A I M Management Group Inc., its predecessor and its direct and indirect subsidiaries. The Company's principal executive and administrative offices are located at 11 Greenway Plaza, Suite 100, Houston, Texas 77046. On February 28, 1997, the Company's predecessor merged with and into AVZ Inc., a subsidiary of INVESCO PLC, with AVZ Inc. as the surviving corporation. Immediately after such merger, AVZ Inc. contributed all of the assets and liabilities received in connection with the merger to the Company, a direct wholly-owned subsidiary of AVZ Inc. Effective March 3, 1997, the name of INVESCO PLC was changed to AMVESCO PLC, and it is expected that the name will be further changed to AMVESCAP PLC in the first half of 1997 (INVESCO PLC and AMVESCO PLC are referred herein as the "Parent Company").

        The Company's wholly-owned subsidiary, A I M Advisors, Inc. ("AIM Advisors"), is a registered investment advisor which provides investment advisory and administrative services for retail and institutional mutual funds. A I M Capital Management, Inc. ("AIM Capital"), a wholly-owned subsidiary of AIM Advisors, is a registered investment advisor which principally provides investment advisory services to individuals, corporations, pension plans and other private investment advisory accounts (the "Managed Accounts"), but which also serves as a sub-advisor to certain retail and institutional mutual funds, a Canadian mutual fund (the "Canadian fund ") and one portfolio of an open-end registered investment company that is offered to separate accounts of variable insurance companies (together with the Canadian fund, the "Sub-Advised Funds"). A I M Distributors, Inc. ("AIM Distributors") and Fund Management Company ("FMC"), wholly-owned subsidiaries of AIM Advisors, are registered broker-dealers which act as the principal underwriters for retail and institutional mutual funds advised by AIM Advisors. A I M Fund Services, Inc. ("AFS") and A I M Institutional Fund Services, Inc. ("AIFS") are wholly-owned subsidiaries of AIM Advisors and registered transfer agents which provide shareholder services to certain retail and institutional mutual funds advised by AIM Advisors. The Company has organized several subsidiaries in connection with its international and insurance business activities.

        The Company sponsors, markets and provides investment advisory, distribution and administrative services to a family of retail mutual funds that consists of 23 portfolios reflecting a broad range of investment objectives and strategies (the "AIM Retail Family"). In addition, the Company manages and distributes a retail mutual fund sold exclusively through a contractual plan arrangement and co-sponsors a variable annuity product which gives investors the ability to invest in nine separate portfolios. These specialized retail fund products and retail funds or classes of funds in the AIM Retail Family are together herein referred to as the "AIM Retail Funds." The Company also sponsors and provides investment advisory and related administrative services to a number of institutional mutual funds (or classes of funds) sold primarily to banks and their trust departments and other financial institutions (collectively, the "AIM Institutional Funds"). The AIM Retail Funds and the AIM Institutional Funds are collectively referred to herein as the "AIM Funds." The Company also provides investment advisory services to the Managed Accounts. On December 31, 1996, the assets under the Company's management aggregated approximately $62.3 billion.

        During the initial years of its existence, the Company launched several specialized mutual fund products, including a high yield corporate bond fund, an equity fund sold through a contractual plan arrangement, and a low cost/high quality money market fund designed for and marketed to commercial bank trust departments. During the 1980s, the Company began offering both retail and institutional classes of shares within the same mutual fund portfolios and developed institutional mutual fund products for financial services firms.

        In 1986, the Company acquired the management and distribution contracts to three retail equity mutual funds having strong long-term performance records. The growth and performance of these three retail funds,

AIM Weingarten Fund, AIM Charter Fund and AIM Constellation Fund, have facilitated development of the Company's reputation as a strong equity fund manager, and such funds have served as the foundation for the AIM Retail Family. The acquisition also encouraged the Company to develop retail distribution support and shareholder servicing capabilities to enhance market penetration of the Company's retail funds.

        The Company has acquired and launched several other retail funds since 1986, including taxable and tax-exempt fixed income funds and several specialized equity funds. These acquisitions and introductions further diversified and balanced the Company's retail product line through the addition of several types of funds which the Company previously had not offered. Since the acquisitions, some of these funds have been reorganized with other AIM Funds having similar investment objectives and strategies.

        The Company has succeeded in maintaining its core institutional fund assets which consist of high-quality money market funds sold primarily to banks, trust departments and other financial institutions; however, due to competitive pressures and changes within the banking industry, the Company's institutional fund business has not grown as rapidly as its retail mutual fund business. In 1993, the Company ceased providing investment advisory services to managed private label funds. The decrease in the Company's assets under management or administration resulting from cessation of these relationships was more than offset by the significant growth in assets of the AIM Retail Funds during recent periods.

        As of December 31, 1996, the Company had 1,284 full-time employees and 34 part-time employees. The Company has substantially increased its number of full-time employees in recent years primarily in connection with its internalization of various transfer agent functions, growth in assets under the Company's management and increases in the number of shareholder accounts in the AIM Funds.

B.      Management and Distribution of Funds

        At December 31, 1996, the net assets of each fund in the AIM Retail Family were as follows:

Fund Name                                                      Net Assets (in millions)
---------                                                      ------------------------
AIM Aggressive Growth Fund  . . . . . . . . . . . . . . .      $           2,724
AIM Balanced Fund . . . . . . . . . . . . . . . . . . . .                    570
AIM Blue Chip Fund  . . . . . . . . . . . . . . . . . . .                    184
AIM Capital Development Fund  . . . . . . . . . . . . . .                    382
AIM Charter Fund (Retail Class) . . . . . . . . . . . . .                  3,399
AIM Constellation Fund (Retail Class) . . . . . . . . . .                 11,915
AIM Global Aggressive Growth Fund . . . . . . . . . . . .                  1,965
AIM Global Growth Fund  . . . . . . . . . . . . . . . . .                    274
AIM Global Income Fund  . . . . . . . . . . . . . . . . .                     44
AIM Global Utilities Fund . . . . . . . . . . . . . . . .                    242
AIM Growth Fund . . . . . . . . . . . . . . . . . . . . .                    508
AIM High Yield Fund . . . . . . . . . . . . . . . . . . .                  2,326
AIM Income Fund . . . . . . . . . . . . . . . . . . . . .                    370
AIM Intermediate Government Fund  . . . . . . . . . . . .                    253
AIM International Equity Fund . . . . . . . . . . . . . .                  1,658
AIM Limited Maturity Treasury Shares  . . . . . . . . . .                    377
AIM Money Market Fund . . . . . . . . . . . . . . . . . .                    646
AIM Municipal Bond Fund . . . . . . . . . . . . . . . . .                    312
AIM Tax-Exempt Bond Fund of Connecticut . . . . . . . . .                     39
AIM Tax-Exempt Cash Fund  . . . . . . . . . . . . . . . .                     38
AIM Tax-Free Intermediate Shares  . . . . . . . . . . . .                     83
AIM Value Fund  . . . . . . . . . . . . . . . . . . . . .                 10,003
AIM Weingarten Fund (Retail Class)  . . . . . . . . . . .                  5,412
                                                                   -------------
         Total AIM Retail Family  . . . . . . . . . . . .          $      43,724
                                                                   =============


         At December 31, 1996, the net assets of each AIM Retail Fund not part of the AIM Retail Family were as follows:

Fund Name                                                        Net Assets (in millions)
---------                                                        ------------------------
AIM Summit Fund, Inc. . . . . . . . . . . . . . . . . . .        $       1,306
AIM V.I. Capital Appreciation Fund  . . . . . . . . . . .                  370
AIM V.I. Diversified Income Fund  . . . . . . . . . . . .                   64
AIM V.I. Global Utilities Fund  . . . . . . . . . . . . .                   14
AIM V.I. Government Securities Fund . . . . . . . . . . .                   24
AIM V.I. Growth Fund  . . . . . . . . . . . . . . . . . .                  178
AIM V.I. Growth and Income Fund . . . . . . . . . . . . .                  209
AIM V.I. International Equity Fund  . . . . . . . . . . .                  166
AIM V.I. Money Market Fund  . . . . . . . . . . . . . . .                   63
AIM V.I. Value Fund . . . . . . . . . . . . . . . . . . .                  370
                                                                 -------------
         Total other AIM Retail Funds . . . . . . . . . .        $       2,764
                                                                 =============

         At December 31, 1996, the net assets of each AIM Institutional Fund were as follows:


Fund Name                                                        Net Assets (in millions)
---------                                                        ------------------------
AIM Charter Fund (Institutional Class)  . . . . . . . . .        $          31
AIM Constellation Fund (Institutional Class)  . . . . . .                  314
AIM Weingarten Fund (Institutional Class) . . . . . . . .                   62
Limited Maturity Treasury Portfolio--Institutional Shares                   51
Short-Term Investments Co.--Liquid Assets Portfolio . . .                2,029
Short-Term Investments Co.--Prime Portfolio . . . . . . .                6,109
Short-Term Investments Trust--Treasury Portfolio  . . . .                4,117
Short-Term Investments Trust--
         Treasury TaxAdvantage Portfolio  . . . . . . . .                  432
Tax-Free Investments Co.--Cash Reserve Portfolio  . . . .                  892
                                                                 -------------
         Total AIM Institutional Funds  . . . . . . . . .        $      14,037
                                                                 =============


         At December 31, 1996, the aggregate net assets under the Company's management were as follows:


                                                               Net Assets (in millions)
                                                               ------------------------
Total AIM Retail Family . . . . . . . . . . . . . . . . .      $         43,724
Total other AIM Retail Funds  . . . . . . . . . . . . . .                 2,764
Total AIM Institutional Funds . . . . . . . . . . . . . .                14,037
Total Managed Accounts  . . . . . . . . . . . . . . . . .                 1,272
Total Sub-Advised Funds . . . . . . . . . . . . . . . . .                   133
Offshore Fund(1)  . . . . . . . . . . . . . . . . . . . .                   405
                                                                  -------------
         Total  . . . . . . . . . . . . . . . . . . . . .         $      62,335
                                                                  =============

         The Company receives management fees that are generally based on the average daily net asset value of its managed assets. The management fee schedules for the AIM Funds vary depending upon the type of assets managed, and most management fee schedules provide for reductions in the fee rates above specified asset levels. In addition, the Company from time to time agrees to waive all or a portion of its management fees or distribution fees and/or assume all or a portion of the operating expenses of a fund for competitive reasons and in response to commitments made to the directors of such fund. Accordingly, management fees may not increase or decrease proportionately with changes in the amount of assets under the Company's management.



--------------------

     (1) Offshore mutual fund located in Dublin, Ireland which operates as an institutional U.S. dollar-denominated money market fund.

                 The following table shows management fees for each of the years in the three-year period ended December 31, 1996:

                                                     Management Fees
                                                      (in thousands)

                                                  Years Ended December 31,
                                          -------------------------------------
                                              1996              1995         1994
                                              ----              ----         ----
 AIM Retail Funds                          $238,445          $136,491        $ 87,617

 AIM Institutional Funds                     10,689             9,158           8,526

 Managed Accounts                             1,736             1,049           1,010

 Sub-Advised Funds                              461               109               0

 Offshore Fund                                  101                 0               0
                                           --------          --------        --------

          Total fees                       $251,432          $146,807        $ 97,153
                                           ========          ========        ========


         For the year ended December 31, 1996, management fees paid by AIM Constellation Fund, AIM Value Fund and AIM Weingarten Fund accounted for 24.8%, 20.0% and 12.2%, respectively, of the Company's aggregate management fees. For the year ended December 31, 1995, management fees paid by AIM Constellation Fund, AIM Weingarten Fund and AIM Value Fund accounted for 23.7%, 17.9% and 16.9%, respectively, of the Company's aggregate management fees. For the year ended December 31, 1994, management fees paid by AIM Weingarten Fund, AIM Constellation Fund and AIM Charter Fund accounted for 26.2%, 21.4% and 10.6%, respectively, of the Company's aggregate management fees. No other AIM Fund accounted for more than 10% of the Company's aggregate management fees during 1996, 1995 and 1994.

          Historically, the Company has derived a significant portion of its revenues from sales commissions paid to the Company by investors who purchase shares of the AIM Retail Funds which are subject to a front-end sales charge ("Class A Shares"). A substantial portion of such sales commissions is reallowed to selected financial intermediaries (such as broker-dealers and banks) who sell the AIM Retail Funds. Sales commission retentions increased from 1994 to 1996 due to higher sales of Class A Shares of the AIM Retail Funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Results of Operations--Commission Income." Based on industry trends, the Company anticipates that front-end sales charge rates will decrease over time. The following table sets forth the Company's sales commission retentions (after reallowances to financial intermediaries) for each of the years in the three-year period ended December 31, 1996:

                                        Sales Commission Retentions
                                               (in thousands)

                                           Years Ended December 31,
                                      ---------------------------------

                                       1996         1995         1994
                                       ----         ----         ----
 Total--AIM Retail Funds              $49,330      $43,748      $18,898
                                      =======      =======      =======

         Certain AIM Retail Funds offer classes of shares, designated Class B Shares, which are sold without a front-end sales charge, but are generally subject to a contingent deferred sales charge ("CDSC") at the time of their redemption. Sales of Class B Shares represent an increasing proportion of the AIM Funds' sales volume. Class B Shares generate 12b-1 Plan (as hereinafter defined) and CDSC payments, some of which represent additional sources of cash flow to the Company. For further information regarding Class B Shares and 12b-1 Plans, see "Retail Mutual Funds--AIM Retail Funds" and "Retail Pricing and 12b-1 Plans" below.

C.       Retail Mutual Funds

         AIM Retail Funds. A substantial portion of the Company's business is the management, distribution and administration of the AIM Retail Funds, currently consisting of 33 retail funds (or retail classes of funds). The Company earns various fees, including investment advisory fees, distribution fees, accounting service fees and transfer agency fees, from some or all of the AIM Retail Funds. The AIM Retail Funds are primarily designed for sale to retail investors and generally utilize the traditional "front-end load" pricing structure in which the investor pays a sales commission at the time of purchase, most of which is reallowed to the selling financial intermediary, and the remainder of which is retained by the Company. Seventeen funds in the AIM Retail Family currently offer Class B Shares. At December 31, 1996, the AIM Retail Funds had an aggregate of approximately 2.6 million investor accounts. The Company distributes the AIM Retail Family principally through a large, diversified network of unaffiliated national, regional and independent broker-dealers, including those affiliated with commercial banks, thrifts and insurance companies. Although the Company has active and ongoing relationships with more than 1,600 retail financial intermediaries throughout the United States, 10 of such firms accounted for approximately 46.7% of the sales of the AIM Retail Funds by retail financial intermediaries during 1996, excluding certain sales of the AIM Retail Funds at net asset value. During 1996, Merrill Lynch, Pierce, Fenner & Smith Incorporated accounted for approximately 17.7% of the sales of the AIM Retail Funds by retail financial intermediaries, excluding certain sales of the AIM Retail Funds at net asset value. No other financial intermediary accounted for more than 10% of such sales volume in 1996.

         The various AIM Retail Funds may be categorized as follows:

         Equity Funds. The Company manages various funds which invest either principally or to a significant degree in equity securities. The investment objectives of these funds range from aggressive growth to capital appreciation to a combination of growth and income. In addition, some of these funds may target particular types of equity securities in their investment strategies, such as foreign securities and securities of large-, mid- or small-capitalization issuers. The equity funds are AIM Aggressive Growth Fund, AIM Balanced Fund, AIM Blue Chip Fund, AIM Capital Development Fund, AIM Charter Fund, AIM Constellation Fund, AIM Global Aggressive Growth Fund, AIM Global Growth Fund, AIM Global Utilities Fund, AIM Growth Fund, AIM International Equity Fund, AIM Summit Fund, Inc., AIM Value Fund, AIM Weingarten Fund, AIM V.I. Capital Appreciation Fund, AIM V.I. Global Utilities Fund, AIM V.I. Growth Fund, AIM V.I. Growth and Income Fund, AIM V.I. International Equity Fund and AIM V.I. Value Fund.

         Fixed Income Funds. The Company also manages various funds which invest principally or to a significant degree in fixed income debt instruments. Certain of such funds invest in instruments providing income exempt from federal and/or state income taxes. The investment strategies of the fixed income funds may involve investing in high current yield obligations, obligations convertible into equity securities, United States Treasury obligations and/or obligations issued by municipalities. The fixed income funds are AIM Global Income Fund, AIM High Yield Fund, AIM Income Fund, AIM Intermediate Government Fund, AIM Limited Maturity Treasury Shares, AIM Municipal Bond Fund, AIM Tax-Exempt Bond Fund of Connecticut, AIM Tax-Free Intermediate Shares, AIM V.I. Diversified Income Fund and AIM V.I. Government Securities Fund.

         Money Market Funds. The Company also manages retail funds which invest in money market instruments such as commercial paper and other short-term obligations. One fund invests in money market instruments which are exempt from federal income taxes. These funds are AIM Money Market Fund, AIM Tax-Exempt Cash Fund and AIM V.I. Money Market Fund.

         Most of the AIM Retail Funds offer a common exchange privilege, pursuant to which shareholders in the AIM Retail Family generally are able to exchange their shares in one fund or class (as appropriate) of the AIM Retail Family for shares of another fund or class in the AIM Retail Family without imposition of a front-end sales charge or CDSC. Certain exchanges may require payment of differential sales charges. Class B Shares of a particular AIM Retail Fund are exchangeable only for Class B Shares of other AIM Retail Funds.

         In addition to those AIM Retail Funds which are part of the AIM Retail Family, the Company also sponsors, manages and distributes retail investment company product lines which are targeted to distinct market segments. One such product is AIM Summit Fund, Inc./Summit Investors Plans, which consists of a retail equity mutual fund marketed primarily to active and retired members of the United States armed services through a contractual plan arrangement. Pursuant to this contractual plan arrangement, investors indicate their intention (but are not obligated) to periodically purchase shares over a period of at least 15 years.

         In 1993, the Company introduced AIM Variable Insurance Funds, Inc. ("AVIF"), an open-end series investment company which offers nine different investment portfolios, eight of which pursue investment objectives and strategies similar to funds in the AIM Retail Family. The portfolios of AVIF are available to qualified retirement plan accounts and exclusively to separate accounts of insurance companies as a funding vehicle for variable annuity contracts and variable life insurance contracts.

D.       Retail Pricing and 12b-1 Plans

         Most funds in the AIM Retail Family, other than the Class B Shares of the 17 funds which offer both Class A Shares and Class B Shares, are offered at the fund's net asset value plus a front-end sales charge, with reductions for larger purchases (generally over $25,000 or $50,000). The current maximum front-end sales charge ranges from 5.5% of the public offering price of most equity funds, to 4.75% of the public offering price of fixed income funds and certain equity funds, to 1.0% of the public offering price of certain funds investing in government-issued or government-backed securities. The Class B Shares are offered without any sales charge at the time of purchase, but are subject to a CDSC payable to the Company at the time of redemption under certain circumstances. The CDSC is 5.0% of the net asset value of the Class B Shares redeemed during the first year following their purchase, and declines on a graduated basis to 0% in the seventh year after purchase.

        Certain funds in the AIM Retail Family have approved distribution plans ("12b-1 Plans") pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended (the "1940 Act"). The 12b-1 Plan of each fund not offering Class B Shares, and of the Class A Shares of funds offering both Class A and Class B Shares, provides that the fund will pay up to a specified annual percentage (0.10% to 0.50%) of its average daily net assets (or for funds offering both Class A Shares and Class B Shares, the average daily net assets attributable to the Class A Shares) to the Company as compensation for its activities related to sales of such shares. As part of such 12b-1 Plan payments, up to 0.25% annually (or such lesser specified percentage, if applicable) may be paid to selected financial intermediaries for furnishing continuing personal shareholder services. Generally, a substantial portion of the amounts paid pursuant to these 12b-1 Plans are paid out to financial intermediaries as service fees.

         The 12b-1 Plans of the Class B Shares provide that the applicable fund pays the Company up to 1.0% annually of its average daily net assets attributable to the Class B Shares, of which up to 0.75% annually is paid as compensation to the Company for its distribution-related services, and up to 0.25% annually may be paid to selected financial intermediaries as service fees for continuing personal shareholder services. In May 1995, the Company executed agreements establishing a program with Citibank, N.A. ("Citibank") to provide additional funding for payments of sales commissions to financial intermediaries who sell Class B Shares. Pursuant to such program, since the second quarter of 1995 the Company has sold the right to receive future distribution fees under the 12b-1 Plans and CDSCs (the "Fees ") attributable to certain Class B Shares to Citibank for a purchase price equal to a percentage of the price at which each Class B Share is sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capital Resources and Liquidity--Current Requirements and Availability."

E.       Institutional Mutual Funds

         The Company currently manages nine AIM Institutional Funds which are marketed at net asset value without any sales charges to banks and their trust departments and other financial institutions. The Company earns various fees, such as investment advisory fees, accounting service fees, distribution fees and/or transfer agency fees, from some or all of the AIM Institutional Funds. The Company manages the following institutional money market funds: Short-Term Investments Co.--Prime Portfolio, Short-Term Investments Co.--Liquid Assets Portfolio, Short-Term Investments Trust--Treasury Portfolio, Short-Term Investments Trust--Treasury

TaxAdvantage Portfolio and Tax-Free Investments Co.--Cash Reserve Portfolio. The Company also manages an institutional fund investing in short-term United States Treasury obligations, Limited Maturity Treasury Portfolio--Institutional Shares, and offers institutional classes of three retail funds investing in equity securities, AIM Charter Fund, AIM Constellation Fund and AIM Weingarten Fund.

         The Company maintains a sales staff to market directly to new institutional investors and to serve current investors in the AIM Institutional Funds. Sales of the AIM Institutional Funds generally are made directly to or through banks and their trust departments or other financial institutions, and therefore are not as dependent on dealing with and serving financial intermediaries such as broker-dealers, which are important to the marketing of retail mutual funds.

F.       Managed Accounts

         The Company's Managed Accounts business has focused on accounts of medium- and large-sized institutional clients including corporations, pension plans and similar investors. The Company's Managed Accounts clients have generally approached the Company. This line of business includes equity, fixed income (both investment grade and high yield) and balanced account investment strategies. The policies and strategies pursued on behalf of the Managed Accounts are similar to those of certain of the AIM Funds. Such policies and strategies may be adjusted to reflect the specific objectives and guidelines of the Managed Account clients.

G.       International Operations

        In 1995, the Company launched its first offshore mutual fund which is located in Dublin, Ireland and operates as a U.S. dollar-denominated money market fund marketed to institutional investors (the "Offshore Fund"). In January 1997, the Company launched a second offshore institutional money market fund denominated in pounds sterling, and anticipates introducing similar funds denominated in additional currencies. Moreover, the Company expects during 1997 to introduce additional offshore funds which will invest in equity and fixed income securities.

H.       Portfolio Management and Research

         The Company's investments staff, which consisted of 112 professionals as of December 31, 1996, is dedicated to implementing carefully designed investment strategies. The Company seeks to achieve consistent application of investment parameters applied with respect to equity, fixed income and money market portfolios under the Company's management by holding weekly meetings of senior investment and research personnel, who monitor the activities of individual portfolio managers.

         The Company's approach toward equity investing centers on the concept that stock prices eventually follow earnings, and companies with superior earnings provide significantly higher returns than companies without such earnings. Toward this end, the Company's investments personnel seek to invest in diversified portfolios of equity securities which meet selective criteria. First, portfolios invest in "earnings acceleration" companies whose earnings exhibit strong earnings momentum. Second, portfolios invest in "core holdings" which consist of securities of companies the earnings of which have met certain long-term growth criteria. Third, sell guidelines are imposed which may result in the sale of part or all of security holdings which show reduced earnings momentum or a decline in competitive position which could lead to reduced earnings momentum.

         The Company takes a structured approach toward investments in long- and medium-term fixed income securities, with the goal of providing the greatest rate of return consistent with the objectives of the portfolio involved. Each fixed income market sector has defining characteristics; therefore, each investment portfolio is managed according to investment disciplines specific to the portfolio involved and its primary investment market. The Company's fixed income research analysts conduct fundamental credit and security analysis focusing on a portfolio's performance within the context of its risk parameters.

         The Company's three major tenets of managing money market assets are safety, liquidity and yield. The Company incorporates as part of its money market investment process the credit quality and maturity requirements and guidelines imposed under the 1940 Act. In addition to meeting the specified investment objectives of the portfolios involved, the Company's research analysts and portfolio managers monitor day-to-day compliance with the specialized regulations for money market funds.

I.       Contractual Arrangements

        The Company provides investment advisory, distribution, administrative and transfer agent services to the AIM Funds pursuant to agreements which have been approved by, and the continuance of which is approved on an annual basis by, the Boards of Directors/Trustees of the AIM Funds. The investment advisory agreements generally provide that the Company manages the operations of each AIM Fund and manages the investment and reinvestment of such fund's assets in conformity with its investment objectives and restrictions. The Company also provides administrative services, such as portfolio accounting, to all of the AIM Funds, and is reimbursed for the cost of providing such services. In 1994, AIFS began providing sub-accounting services to the AIM Institutional Funds and was reimbursed for its costs in providing such services. In 1995, AIFS became the transfer agent for all of the AIM Institutional Funds, in connection with which it receives a fee based on the average daily net assets in the institutional shareholder accounts. In 1994, AFS became the transfer agent for most of the AIM Retail Funds, in connection with which it receives a per account fee. Prior to 1994, AFS did not receive a per account fee but was reimbursed for certain of its costs associated with its provision of shareholder services to such AIM Retail Funds. The Company generally provides office space, all necessary office facilities, equipment and personnel in connection with its services, and pays the compensation of officers and directors/trustees of the funds who are affiliated with the Company and all expenses of the Company incurred in connection with its provision of investment management and advisory services to the AIM Funds. All charges and expenses other than those specifically borne by the Company are paid by the respective AIM Funds.

         The Company's revenues from management fees, which are paid by the AIM Funds, the Managed Accounts, the Offshore Fund and the Sub-Advised Funds at various rates, are based on the value of the average daily net assets of each fund, Managed Account, Sub-Advised Fund or Offshore Fund. An increase or decrease in these assets generally has a corresponding effect upon the amount of the Company's revenues, although, as explained earlier, such effect may not be proportional.

         From time to time the Company may waive all or a portion of its management fees or 12b-1 Plan service or distribution fees and/or assume all or a portion of the operating expenses of a fund for competitive reasons and in response to commitments made to the directors of such fund. In some cases, the Company may waive all or a portion of its management fees and distribution fees
for new funds or to reflect economies of scale at higher asset levels.   See
"Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

         The Company has also entered into distribution agreements with or for the benefit of each of the AIM Funds. Such agreements generally provide that the Company acts as the principal underwriter for the AIM Retail Funds and AIM Institutional Funds. In addition, the AIM Retail Funds and certain classes of shares of the AIM Institutional Funds have adopted 12b-1 Plans which provide for payment of distribution fees relating to sales of shares thereof. Each 12b-1 Plan is approved by the fund's (or class') shareholders and its continuance must be approved annually by the directors/trustees of the respective funds and classes, including a majority of the independent directors/trustees. Rules of the National Association of Securities Dealers, Inc. ("NASD") impose limits on 12b-1 Plan distribution and service fees paid by the AIM Funds.

         The investment advisory agreements and distribution agreements with the AIM Funds are generally terminable without penalty by each AIM Fund and the Company upon 60 days' notice. The investment advisory agreements for the Managed Accounts are terminable without penalty by each Managed Account and the Company upon as little as 30 days' notice. The investment advisory and distribution agreements with the AIM Funds are also automatically terminated in the event of any "assignment" as that term is defined in the 1940 Act. The term "assignment" is broadly defined in the 1940 Act and includes direct assignments as well as assignments that may be deemed to occur upon the direct or indirect transfer of a controlling interest in the Company. Similarly, assignments of the investment advisory agreements relating to the Managed Accounts are not permitted, unless the relevant client consents to the assignment.

         In connection with the variable annuity products offered by certain of the insurance companies investing in AIM Variable Insurance Funds, Inc., the Company has entered into master marketing services agreements with some of such insurance companies which provide, among other things, that such insurance companies will compensate the Company for its provision of specified distribution-related support and consultation services. In accordance with such agreements and to facilitate sales of the variable products in various states, the Company has caused an insurance agency structure to be organized consisting of five insurance agencies licensed in various states. The Company owns stock in all but one of such insurance agencies. Fees paid by such insurance companies to the Company under the master marketing services agreements are equal to approximately 0.56% of all sales of annuity products developed jointly by the Company and such insurance companies.

J.       Competition

        The investment management business is highly competitive. The independent sales representatives who distribute shares of the AIM Retail Family also distribute numerous competing products, including, in many cases, products sponsored by the financial intermediaries that employ such representatives. The Company competes in the distribution of retail mutual funds with other independent fund management companies, commercial banks, insurance companies, broker-dealers and other institutions. Competition is based on various factors, including the range of products offered, business reputation, the strength and continuity of institutional, management and producer level relationships, the investment performance of the funds in the AIM Retail Family, quality of service, fees charged and marketing and distribution services, including the level of commissions paid and other distribution support offered to members of the Company's retail distribution network.

         In addition to competing with independent management firms selling mutual funds with sales loads, the Company competes with companies engaged in the management and distribution of funds with sales loads which are sponsored by the same financial services firms which sell such funds. The Company also competes with companies engaged in the marketing and distribution of direct marketed funds which do not charge a sales load. It is likely that competition in the mutual fund industry will increase in the future as new entrants such as commercial banks, insurance companies, foreign financial institutions and other institutional sponsors seek avenues of entry into the business and existing participants seek increased market share.

         The competitive factors affecting the marketing of variable annuities differ from those affecting mutual funds. Unlike sales representatives selling mutual funds, sales representatives selling variable annuities must be specifically appointed by the sponsoring insurance company to sell the product. Successful marketing of variable annuities is highly dependent upon the performance record of the investment portfolio manager, the reputation and financial strength of the sponsoring insurance company and product features.
It is likely that competition in the marketing of variable annuities will increase in the future as the tax-deferral benefits of the product assume increasing importance for retirement planning in an aging population.

         Because most institutional mutual funds are sold without sales commissions at either the time of purchase or the time of redemption, institutional investors may be more inclined to move their assets among various institutional funds than investors in retail mutual funds. In addition, large institutional investors which control substantial assets tend to view institutional money market funds, the largest category of the AIM Institutional Funds, as a commodity product. Consequently, such institutions are highly sensitive to technological services, pricing, expenses and performance. Competitive pressures in the institutional mutual fund market are increasing as a result of (i) mergers and consolidations within the banking industry, (ii) increased offering of proprietary funds by institutional investors such as banks and (iii) regulatory changes affecting banks and other financial service firms.

         With respect to its Managed Accounts business, the Company competes for clients with many other companies that furnish investment management and advisory services to managed accounts. There are relatively few barriers to entry by new investment management firms in the managed account business. Consequently, the market for providing investment management and advisory services to institutional and other investors is highly competitive. The Company does not currently seek, nor does it have, a major presence in this business line, as distinguished from its AIM Funds business.

K.       Regulation

         Virtually all aspects of the Company's investment advisory business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of mutual funds and other investment advisory clients, and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict investment advisors from conducting their business in the event they fail to comply with such laws and regulations. The sanctions which may be imposed include the suspension of individual employees, limitations on engaging in the investment advisory business for specified periods of time, the revocation of registration as an investment advisor, and other censures and fines. It is also possible that the laws and regulations governing the Company's operations or its investment products could be amended or interpreted in a manner that would have an adverse impact on the Company.

         AIM Advisors and AIM Capital are registered with the Securities and Exchange Commission (the "SEC") as investment advisors under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary, recordkeeping, operational and disclosure obligations. Each AIM Fund is registered with the SEC under the 1940 Act and the shares of each AIM Fund are registered with the SEC under the Securities Act of 1933, as amended. Generally the shares of each nationally offered AIM Fund are qualified for sale (or are exempt) under applicable state securities laws in all states in the United States and the District of Columbia.

         AIM Distributors and FMC are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to regulation by the SEC, the NASD and federal and state agencies.
Each such broker-dealer is subject to the SEC's net capital rule and certain state securities laws designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers. Under certain circumstances, these rules limit the ability of the Company to make withdrawals of capital and receive dividends from AIM Distributors and/or FMC. The regulatory net capital of AIM Distributors and FMC has always exceeded minimum net capital requirements. The securities industry is one of the most highly regulated industries in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

         AFS and AIFS are registered under the Exchange Act as transfer agents, and thus are subject to various rules and regulations thereunder.

         Officers, directors and employees of the Company may from time to time own securities which are held by one or more of the AIM Funds or Managed Accounts. The Company has adopted and administers a Code of Ethics with respect to certain individuals' investments which requires prior clearance of purchases and sales of various types of securities, and periodic reporting of personal securities transactions. Additionally, the Company's Code of Ethics restricts or prohibits certain actions, including insider trading, solicitation or acceptance of significant gifts and gratuities, depriving client accounts of investment opportunities, short-term trading, disclosure of confidential information and purchases of new issues of securities during the initial public offering thereof, so as to avoid conflicts of interest.

         In addition to the foregoing types of regulation applicable to the Company's business in the United States, the Company's international operations are subject to regulation in foreign countries.

         To the extent that existing or future regulations affecting the sales of AIM Fund shares or their investment strategies cause or contribute to reduced sales of such shares or impair the investment performance of the AIM Funds, the Company's aggregate net assets under management and its revenues might be adversely affected.

ITEM 2.          PROPERTIES

        The Company, which is headquartered in Houston, Texas, conducts its operations through leased offices located in Houston and Austin, Texas, and London, England. During 1996, the Company continued to expand its leased office space for its headquarters at 11 Greenway Plaza, Houston, Texas, and as of December 31, 1996, leased approximately 276,000 square feet under a lease which expires December 31, 2003. The Company also leases space at another location in Houston to house its literature distribution facilities. The Company began leasing space in Austin, Texas during June 1996 to accommodate the expansion of its existing transfer agent business and to serve as a future business recovery location in connection with disaster contingency planning. While the Company believes that its facilities are sufficient for its current operations, the Company is considering leasing additional space in Houston to serve its anticipated business needs.

ITEM 3.          LEGAL PROCEEDINGS

         A legal action, Saltzberg v. AIM Equity Funds, Inc., et al., Case No. H96-3657 (S.D. Tex. filed Oct. 25, 1996), has been brought against certain subsidiaries of the Company, AIM Equity Funds, Inc. and AIM Aggressive Growth Fund, a portfolio of AIM Equity Funds, Inc. The action was instituted under section 36(b) of the 1940 Act and seeks to recover damages allegedly suffered by AIM Aggressive Growth Fund, a portfolio of AIM Equity Funds, Inc., in connection with fees paid for marketing and shareholder services after the fund was closed to new investors. The Company believes that its legal defenses against such action are sound and intends to defend itself vigorously.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective on or before January 3, 1997, all of the holders of record on December 4, 1996 of shares of the Common Stock of the Company, par value $0.0025 per share ("Old Common Stock"), and the Class B Common Stock of the Company, par value $0.0025 per share ("Class B Common") approved the execution by A I M Management Group Inc. of an agreement and plan of merger (the "Merger Agreement") pursuant to which A I M Management Group Inc. would be merged with and into a direct wholly-owned subsidiary of the Parent Company (the "Merger").

         In connection with the Merger, effective on or prior to February 28, 1997, (i) all of the holders of record on December 4, 1996 of shares of Old Common Stock, a warrant to purchase shares of Old Common Stock and options to purchase shares of Old Common Stock executed a transfer restriction agreement which imposes restrictions upon the ability of such stockholders to dispose of Ordinary Shares (as defined below) received in connection with the Merger and upon the exercise of options, (ii) all of the holders of record on December 4, 1996 of shares of Class B Common executed a second transfer restriction agreement which imposes restrictions upon the ability of such stockholders to dispose of Ordinary Shares received in connection with the Merger, (iii) all of the holders of record on December 4, 1996 of shares of Old Common Stock and Class B Common executed a transfer administration agreement which establishes certain procedures to implement the transfer restriction agreements, and (iii) certain holders of Old Common Stock and all of the holders of record as of December 4, 1996 of shares of Class B Common executed a registration rights agreement pursuant to which such stockholders may have the Ordinary Shares which they receive in connection with the Merger converted into American Depository Receipts and registered under U.S. securities laws under certain circumstances.

         Additionally, effective on or before February 28, 1997, all of the holders of record on December 4, 1996 of shares of Old Common Stock and Class B Common approved (i) certain pro rata cash payments to the holders of vested non- qualified stock options for shares of Old Common Stock pursuant to the Merger Agreement and (ii) the provisions of employment agreements entered into by certain officers of the Company providing, under certain circumstances, for the acceleration of certain unvested options and the continuation of salary payments (and commission and/or bonus payments, in certain cases) if such officer's employment is terminated.

         Effective on or before February 28, 1997, holders of more than 51% of the shares of Old Common Stock and shares of Class B Common approved the execution by A I M Management Group Inc. of Amendments No. 1 and 2 to the Merger Agreement.

                                    PART II


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

         There is no established public trading market for the common equity of the Company. On February 28, 1997, all of the outstanding Common Stock of the Company, par value $0.01 per share ("Common Stock"), was held by AVZ Inc., a direct, wholly-owned subsidiary of the Parent Company. The ordinary shares of the Parent Company, nominal value 25 pence per share (the "Ordinary Shares"), are traded on the London Stock Exchange and the American Depository Shares of the Parent Company are traded on the New York Stock Exchange.

         On December 30, 1996, the Company declared, and on February 13, 1997, the Company paid, an annual cash dividend of $4.00 per share on its Old Common Stock and Class B Common. In 1996, the Company paid an annual cash dividend of $2.15 per share on its Old Common Stock and Class B Common. In 1995, the Company paid an annual cash dividend of $0.90 per share on its Old Common Stock and Class B Common.

         The Company's payment of dividends is limited by the Credit Agreement (as defined below) and the indenture (the "Indenture") dated as of November 3, 1993 providing for the issuance of the Company's 9% Senior Notes due 2003 (the "Notes"). As of February 13, 1997, the Credit Agreement, the B Share Facility (as defined below) and the Indenture provided that the Company may not pay dividends in an amount greater than the sum of (i) 50% of aggregate cumulative Consolidated Net Income (as defined in the Credit Agreement, the B Share Facility and the Indenture) during the period beginning November 3, 1993 and ending on the last day of the fiscal quarter ending prior to such payment, and
(ii) the aggregate Net Cash Proceeds (as defined in the Credit Agreement, the B Share Facility and the Indenture) received by the Company after a certain date in connection with certain events described in the Credit Agreement. Pursuant to the Credit Agreement, each of the Company's subsidiaries is required to pay dividends on its capital stock at least quarterly in the amount of such subsidiary's net income for the immediately preceding quarterly period, subject to applicable laws and net capital and other legal and regulatory requirements.

         During 1996, the Company issued 156,523 shares of Old Common Stock to certain of its employees pursuant to exercises by such employees of stock options at exercise prices ranging from $6.11 to $96.00. During 1995, the Company issued 105,900 shares of Old Common Stock to certain of its employees pursuant to exercises by such employees of stock options at exercise prices ranging from $6.11 to $52.50. Such issuances were made in reliance upon Section 4(2) of, and Rule 701 promulgated under, the Securities Act of 1933, as amended.

ITEM 6.          SELECTED FINANCIAL DATA

         The following table sets forth selected financial information of the Company as of and for each of the years in the five-year period ended December 31, 1996. The financial statement information as of and for each of the years in the five-year period ended December 31, 1996 has been derived from the audited consolidated financial statements of the Company which, for each year in such five-year period, have been audited by KPMG Peat Marwick LLP, independent auditors. The selected financial information should be read together with the consolidated financial statements and related notes appearing at Page F-1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.




                         SELECTED FINANCIAL INFORMATION


                                                               Years Ended December 31,
                                          ------------------------------------------------------------------


                                            1996           1995a         1994a         1993a          1992
                                            ----           ----          ----          ----           ----
                                                       (in thousands, except per share data)
 Total revenues                           $386,480       $246,232      $142,483      $114,618        $95,941

 Income before extraordinary                89,649         48,103        19,256        20,833         23,099
    item
 Total assets                              280,658        197,655       167,769       118,751         96,759

 Total long-term debt                      127,050        150,500       142,654       167,991         24,461
    (excluding current maturities)
 Preferred stock (Series A)                    ---            ---           ---           ---          5,000
    subject to Redemption
    Agreement

 Per share data:

 Income before extraordinary
     item

    Primary                               $  24.18       $  13.76      $   5.49      $   2.68        $  2.63

    Fully diluted                         $  24.18       $  13.76      $   5.49      $   2.47        $  2.35

 Cash dividends                           $   2.15       $  .9000      $  .4000      $  .1875        $ .3875






---------------
        (a) Amounts previously recorded as Class B Common Stock have been reclassified as stockholders' equity to reflect the elimination of the put option related to such shares as a result of the Merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company's largest sources of revenues are mutual fund management and advisory fees, commission income earned from underwriting and distributing retail mutual fund shares and 12b-1 Plan distribution fee income. Other operating revenues include accounting service fees, transfer agent fees and interest income.

         Mutual fund management and advisory fees are based on the average daily net assets of the AIM Funds. Such fees are accrued daily by each AIM Fund and paid to the Company monthly. The Company's management and advisory fees fluctuate due to changes in the total value of the net assets under management. Variations in the level of assets under management result from both sales and redemptions of AIM Fund shares and changes in the market value of the AIM Funds' investments.

         From time to time the Company may waive all or a portion of its management fees or 12b-1 Plan service or distribution fees and/or assume all or a portion of the operating expenses of a fund for competitive reasons and in response to commitments made to the directors of such fund. In some cases, the Company may waive all or a portion of its management fees and distribution fees for new funds or to reflect economies of scale at higher asset levels. In 1996, the Company waived approximately $10.3 million in management fees and assumed approximately $0.3 million in expenses for certain AIM funds. In 1995, the Company waived approximately $5.9 million in management fees and assumed approximately $0.4 million in expenses for certain AIM funds. In 1994, the Company waived approximately $5.2 million in management fees and assumed approximately $0.9 million in expenses for certain AIM Funds. Such voluntary fee waivers and expense assumptions were made for the sole purpose of reducing the operating expenses of such AIM Funds and were not made for the purpose of mitigating any losses from investments in derivative or other portfolio securities. It is difficult to measure the effect such waivers and assumptions had on the Company's results of operations because the Company believes they enhance its ability to retain the assets under its management and to attract additional investment in the AIM Funds. The Company currently is unable to estimate to what extent, if any, it may terminate existing fee waivers or cease assuming operating expenses in the future. It is not possible to predict what effect, if any, the termination of arrangements regarding fee waivers and assumption of expenses may have on the future level of assets under the Company's management.

         Certain AIM Funds also pay 12b-1 Plan distribution and service fees to the Company. These distribution and service fees also are based on the value of the net assets of the applicable funds or classes and are subject to certain limits imposed under the rules of the NASD. Pursuant to administrative services agreements, the Company is reimbursed for all or a portion of expenses, including salary, general and administrative and office lease expenses, incurred by the Company in providing certain administrative services (such as fund accounting) to certain AIM Funds. Fund accounting reimbursements paid to the Company by an AIM Fund are based on the Company's costs of providing such service. In 1995, AIFS became the transfer agent for all of the AIM Institutional Funds and began receiving a fee for providing transfer agent and dividend agent services to the AIM Institutional Funds based on the average daily net assets in the institutional shareholder accounts. Since 1994, AFS has received a per account fee for providing various transfer agent and dividend agent services to most of the AIM Retail Funds.

         The Company has substantially increased its number of full-time employees in recent years primarily in connection with its internalization of various transfer agent functions, growth in assets under the Company's management and increases in the number of shareholder accounts in the AIM Funds. The Company has also been required to increase its promotional activities and expenditures related to selling shares of the AIM Funds due to increased competition. Consequently, the Company's largest expenses are compensation and related expenses and other administrative expenses, which includes expenses related to mutual fund sales promotion.

         The following table sets forth the Company's net assets under management at December 31, 1996, 1995 and 1994:

                                            Net Assets Under Management
                                          (at end of period, in millions)

                                                Years Ended December 31,
                                          ----------------------------------
                                            1996         1995          1994
                                          --------      -------      -------
Retail:

     Equity                                $41,847      $26,461      $13,777

     Money market                              748          656          605

     Fixed income                            3,893        2,784        1,859

     Closed-end                                 -            68           64
                                          --------      -------      -------
          Total retail                      46,488       29,969       16,305
                                          --------      -------      -------

Institutional:
     Money market                           13,579       10,827       10,664

     Other                                     458          383          221
                                          --------      -------      -------

          Total institutional               14,037       11,210       10,885
                                          --------      -------      -------
Managed Accounts                             1,272          268          284
                                          --------      -------      -------


Sub-Advised Funds                              133           60            0
                                          --------      -------      -------
Offshore Fund                                  405           39            0
                                          --------      -------      -------

     Total net assets                     $ 62,335      $41,546      $27,474
                                          ========      =======      =======



         Net assets under management in the AIM Retail Funds grew by 55.1% from 1995 to 1996, and by 83.8% from 1994 to 1995. The increase in assets of the AIM Retail Funds from 1994 to 1996 was attributable to a number of factors, including increases in the market value of the assets held in the AIM Retail Funds' portfolios resulting from generally improving equity markets and increased sales of AIM Retail Fund shares. Approximately 65.0% of the increase in the assets of the Company's fixed income and equity funds from 1995 to 1996 was due to an increase in the net sales of such funds and approximately 35.0% of such increase was primarily due to appreciation in the value of the securities held in such funds' portfolios. The increase in sales of AIM Retail Fund shares during 1995 and 1996 was primarily due to the strong performance of several of the AIM Retail Funds during recent years, sales promotions of the Company's products through its retail distribution system, improved name recognition of the AIM Retail Family and the general increase in cash flows into equity and fixed income mutual funds during 1995 and 1996. Net assets under management in the AIM Institutional Funds increased by 25.2% from 1995 to 1996, and by 3.0% from 1994 to 1995. The increase in assets held in the AIM Institutional Funds' portfolios during 1996 was primarily due to an increase in net cash flows into such funds related to the performance of certain of the AIM Institutional Funds and changes in the interest rate environment, and the Company's focus on new distribution channels for the shares of the AIM Institutional Funds. Net assets under management in the Managed Accounts increased by 374.6% from 1995 to 1996, and decreased by 5.6% from 1994 to 1995. The increase in net assets under management in the Managed Accounts during 1996 was primarily due to the addition of a large new Managed Account during

1996. The Company began advising the Sub-Advised Funds and the Offshore Fund in 1995. Total net assets under management grew by 50.0% from 1995 to 1996, and by 51.2% from 1994 to 1995.

Financial Condition and Results of Operations

         Total Operating Revenues. Total operating revenues increased 57.0% for the fiscal year ended December 31, 1996 to $386.5 million from $246.2 million for the fiscal year ended December 31, 1995, and increased 72.8% for the fiscal year ended December 31, 1995 from $142.5 million for the fiscal year ended December 31, 1994. These increases in total operating revenues were primarily attributable to increases in the total amount of management fees received from the AIM Retail Funds.

         Management and Advisory Fees. Total management and advisory fees increased 71.3% for the fiscal year ended December 31, 1996 to $251.4 million from $146.8 million for the fiscal year ended December 31, 1995, and 51.0% for the fiscal year ended December 31, 1995 from $97.2 million for the fiscal year ended December 31, 1994. Growth in net assets under management in the AIM Retail Funds accounted for most of the increase in revenues from management and advisory fees during the period from 1994 to 1996, as discussed above.

         Commission Income. Revenues from retained amounts on AIM Retail Funds sales commissions increased 12.8% for the fiscal year ended December 31, 1996 to $49.3 million from $43.7 million for the fiscal year ended December 31, 1995, and increased 131.2% for the fiscal year ended December 31, 1995 from $18.9 million for the fiscal year ended December 31, 1994. The increases in commission income experienced during 1996 and 1995 were primarily due to higher sales of Class A Shares of certain equity and fixed income AIM Retail Funds. Sales of Class A Shares of the AIM Retail Funds increased 33.6% from 1995 to 1996, and increased 149.7% from 1994 to 1995, primarily due to the general increase in cash flows into equity and fixed income mutual funds during 1995 and 1996, strong performance of several of the AIM Retail Funds offering Class A Shares during recent years, improved name recognition of the AIM Retail Family and sales promotions of the Company's products through its retail distribution system. The increase in commission income during 1996 was substantially less than the increase in 1995, primarily due to the temporary reopening of AIM Aggressive Growth Fund in 1995.

         Distribution Fee Income. Income earned by the Company under 12b-1 Plans and service fees received by the Company are recorded in the Company's Consolidated Statements of Operations under the category "Distribution fee income." Distribution fee income increased 53.5% for the fiscal year ended December 31, 1996 to $39.9 million from $26.0 million for the fiscal year ended December 31, 1995, and increased 98.5% for the fiscal year ended December 31, 1995 from $13.1 million for the fiscal year ended December 31, 1994. These increases were primarily due to appreciation of the assets attributable to Class A Shares and Class B Shares and an increase in sales of Class A Shares and Class B Shares during recent periods. The Company generally retains service fees on Class A Shares sold in amounts of $1.0 million or more and all Class B Shares for 12 months after the sale of such shares. Service fees retained by the Company have increased in connection with appreciation of the assets attributable to, and an increase in sales of, Class A Shares that were sold in amounts of $1.0 million or more and Class B Shares during recent periods. Additionally, the Company receives distribution fees from certain other Class A Shares. Such Class A Share distribution fees increased in connection with appreciation of the assets attributable to, and an increase in the sales of, such Class A Shares. Distribution fees related to sales of Class B Shares on or after April 1, 1995 are not recognized as income by the Company since the Company has sold the right to collect these distribution fees to Citibank, N.A. ("Citibank"), as discussed below. See "Capital Resources and Liquidity." During the year ended December 31, 1996, distribution fees in the amount of $39.4 million related to Class B Shares sold since April 1, 1995 were collected by Citibank and thus were not recognized as income by the Company. If the Company had not sold such distribution fees to Citibank, the related distribution fee income that would have been recognized by the Company generally would have been offset by the amortization expense incurred by the Company. The Company retains distribution fees related to sales of Class B Shares prior to April 1, 1995.

         Other Operating Revenues. Other operating revenues increased 54.2% for the fiscal year ended December 31, 1996 to $45.8 million from $29.7 million for the fiscal year ended December 31, 1995, and increased 123.3% for the fiscal year ended December 31, 1995 from $13.3 million for the fiscal year ended December 31, 1994. These increases in other operating revenues were primarily due to the increase in transfer agent fees over these periods. Transfer agent fees increased 68.2% to $33.3 million for the year ended December 31, 1996, and increased 130.2% to $19.8 million for the year ended December 31, 1995, due primarily to a growing fund shareholder base.

         Total Operating Expenses. Total operating expenses increased 44.8% for the fiscal year ended December 31, 1996 to $245.2 million from $169.3 million for the fiscal year ended December 31, 1995, and increased 50.9% for the fiscal year ended December 31, 1995 from $112.2 million for the fiscal year ended December 31, 1994. These increases were primarily due to increases in compensation and related expenses and other administrative expenses during 1996 and 1995.


         Compensation and Related Expenses. Compensation and related expenses increased 48.8% for the fiscal year ended December 31, 1996 to $126.8 million from $85.2 million for the fiscal year ended December 31, 1995, and increased 70.4% for the fiscal year ended December 31, 1995 from $50.0 million for the fiscal year ended December 31, 1994. The increase in compensation and related expenses during the year ended December 31, 1996 was primarily due to (i) growth in the size of the Company's operations and the number of the Company's employees due to the growth in assets under the Company's management and increases in the number of shareholder accounts in the AIM Funds, (ii) an acceleration in 1996 of the recognition of the amount recorded as bonus expense under the Company's Management Incentive Plan (the "Incentive Plan") and (iii) an increase in bonus expense relating to increases in the Company's income. In 1996, the entire amount of the bonuses awarded was charged to expense. Prior to 1996, the Company's policy was to record one-half of the amount of the bonuses awarded as expense for a particular Incentive Plan year, with the balance recognized as expense over the remaining year or years of payout, as applicable.

         The increase in compensation and related expenses during the year ended December 31, 1995 was primarily due to (i) growth in the size of the Company's operations and the number of the Company's employees due to the Company's recent internalization of various transfer agent functions, growth in assets under the Company's management and increases in the number of shareholder accounts in the AIM Funds, and (ii) an increase in bonus expense relating to increases in the Company's income and a change in the timing of the payments of awards under the Incentive Plan. See "Executive Compensation - Management Incentive Plan."

         Other Administrative Expenses. Other administrative expenses increased 61.1% for the fiscal year ended December 31, 1996 to $73.6 million from $45.7 million for the fiscal year ended December 31, 1995, and increased 42.4% for the fiscal year ended December 31, 1995 from $32.1 million for the fiscal year ended December 31, 1994. These increases were primarily due to an increase in business promotional costs related to the Company's expansion of its retail distribution system and an increase in the aggregate amount of concessions paid to dealers due to an increase in sales of Class A Shares in the amount of $1.0 million or more. Pursuant to the Company's special program for sales of Class A Shares in amounts of $1.0 million or more, an investor who purchases at least $1.0 million worth of Class A Shares does not pay a sales charge at the time of purchase, but is subject to a CDSC under certain circumstances. The Company generally pays sales commissions to financial intermediaries who sell $1.0 million or more of Class A Shares, and such payments are included in other administrative expenses.

         Income Before Extraordinary Item. Income before extraordinary item increased 86.3% for the fiscal year ended December 31, 1996 to $89.6 million from $48.1 million for the fiscal year ended December 31, 1995, and increased 149.2% for the fiscal year ended December 31, 1995 million from $19.3 million for the fiscal year ended December 31, 1994. These changes in income before extraordinary item were due to the changes in the Company's revenues and expenses discussed above. During 1996, the Company expensed, as an extraordinary item, approximately $0.5 million, net of tax, related to a premium paid upon repurchase of an aggregate of approximately $12.8 million principal amount of its Notes and the related financing costs.

Capital Resources and Liquidity

         Recapitalization of the Company. In 1993, certain management stockholders of the Company sold a portion of their shares in the Company to certain investment partnerships controlled or advised by TA Associates, Inc. ("TA"). Immediately following its acquisition of the Company's stock, TA exchanged the shares acquired from management stockholders for an equivalent number of shares of newly authorized Class B Common. Also in 1993, the Company repurchased stock of the Company held by substantially all of its non-management stockholders (the "Selling Stockholders"). Primarily to finance this recapitalization of the Company (the "Recapitalization"), the Company entered into credit facilities structured in four tranches (the "Bank Facility").

         Subsequent to the Recapitalization, the Company arranged for the offering and sale of the Notes in the aggregate principal amount of $110.0 million to refinance indebtedness under the Bank Facility in order to fix the interest rate on and extend the maturities of a significant portion of the Company's outstanding debt.

         Since 1993, the credit agreement related to the Bank Facility (as amended from time to time, the "Credit Agreement") has been amended and restated to reflect certain changes, including a reduction in the interest rate payable on borrowings thereunder, and the repayment of and deletion from the Bank Facility of all but one tranche. The remaining tranche permits amounts to be borrowed, repaid and reborrowed as a series of term loans until November 30, 2000 for working capital purposes. Effective June 26, 1996, the Bank Facility was amended to provide that the security interests securing the amounts borrowed under the remaining tranche were released. In connection with the release of such security interests, the security interests securing the Notes were also released effective June 27, 1996, as provided in the Indenture.

         Current Requirements and Availability.    The net increase in cash and
cash equivalents was $55.3 million during the year ended December 31, 1996. At December 31, 1996, the Company had liquid assets of $154.9 million, including $97.5 million in unrestricted cash and cash equivalents. Payables and accrued expenses due within 12 months totaled $87.4 million at December 31, 1996.

         Net cash provided by operating activities was $111.0 million during the year ended December 31, 1996, which represented a 85.3% increase from $59.9 million net cash provided by operating activities during the year ended December 31, 1995. The increase was primarily due to the increase in the Company's net income during the year ended December 31, 1996, as discussed above.

         Net cash used in investing activities was $21.9 million during the year ended December 31, 1996, which represented a 277.6% increase from the $5.8 million net cash used in investing activities during the year ended December 31, 1995. This increase was primarily due to the Company's increased capital expenditures during the year ended December 31, 1996.

         Net cash used in financing activities was $33.8 million during the year ended December 31, 1996, which represented a 10.1% decrease from the $37.6 million net cash used in financing activities during the year ended December 31, 1995. This decrease was primarily due to the Company's repayment of $27.0 million in long-term debt, including its repurchase of an aggregate of approximately $12.8 million of the Notes (as defined below), during the year ended December 31, 1996, as compared to its repayment of $52.3 million in long-term debt, and its borrowings of a net amount of approximately $15.8 million in long-term debt during the year ended December 31, 1995. The Company ceased borrowing under the Bank Facility to finance the payment of B Share Commissions beginning in the second quarter of 1995, as discussed below. The Company funded payments of B Share Commissions from April 1, 1995 through December 31, 1996 under the Program (as defined below).

         Cash paid for taxes increased by $30.0 million, or 107.1%, from the year ended December 31, 1995 to the year ended December 31, 1996. This increase was primarily due to the increase in the Company's net income during 1996. During the year ended December 31, 1996, the Company paid $58.0 million in state and federal income taxes. During the years ended December 31, 1995 and December 31, 1994, the Company paid $28.0 million and $ 0.3 million, respectively, in state and federal income taxes.

         Outstanding borrowings under the Company's credit facilities and the Notes totaled $127.4 million at December 31, 1996. This amount includes approximately $97.3 million of outstanding Notes which bear interest at a rate of 9% per annum. Such interest is payable in semiannual installments of approximately $4.4 million. Effective June 27, 1996, the security interests securing the Notes were released, as discussed below.

         As of December 31, 1996 approximately $44.7 million was available as a series of term loans to the Company for working capital purposes under the Bank Facility.

         Currently, the Company has two methods available to fund the payment of sales commissions to financial intermediaries who sell Class B Shares ("B Share Commissions"): the Program (as defined below) and the B Share Facility.

         Program. In 1995, the Company entered into agreements establishing a program (the "Program") with Citibank to provide additional funding for payment of B Share Commissions once amounts available to fund such commissions under the Bank Facility had been substantially utilized. Pursuant to the Program, during the second quarter of 1995, the Company began selling to Citibank the right to receive the Fees attributable to certain Class B Shares sold on or after April 1, 1995. The Program has been amended several times since May 1995 to increase the total amount of financing for B Share Commissions payable by the Company. The amount of financing under the Program can be further increased from time to time in connection with securitization transactions closed by Citibank. As of December 31, 1996, the total amount of the Program was approximately $324.6 million, of which approximately $47.1 million remained available to the Company. The remaining $47.1 million would fund B Share Commissions on the sale of approximately $1.2 billion of Class B Shares.
During 1996, the Company received an average of approximately $14.9 million per month from Citibank for the sale of Fees under the Program. The Company intends to continue utilizing the Program to finance the payment of B Share Commissions for the near future; however, as discussed below, it may fund the payment of such commissions under the B Share Facility.

         B Share Facility. On June 26, 1996, the Company entered into agreements establishing a credit facility (the "B Share Facility") with Citibank and other financial institutions to provide a method of financing the payment of B Share Commissions as an alternative to the Program. The aggregate amount of financing available under the B Share Facility is $200.0 million.
The Company may increase such amount to $250.0 million if certain conditions are met. On June 27, 1996, approximately $37.0 million under the B Share Facility was used to repay the remaining amount owed under the Bank Facility for the Company's borrowings to finance the payment of B Share Commissions.
The B Share Facility is secured only by the Fees attributable to Class B Shares which have not been sold under the Program. The terms of the B Share Facility provide that the Company must prepay each month an amount equal to the 12b-1 Plan distribution fees for certain Class B Shares and the CDSCs paid by shareholders for early redemption of certain Class B Shares. Such mandatory prepayments are credited toward the amount required to be paid by the Company if the outstanding principal balance under the B Share Facility exceeds a computed amount.

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

         Stockholders' equity increased 311.2% to $50.9 million at December 31, 1996 from a stockholders' deficit of $24.1 million at December 31, 1995. The increase in stockholders' equity was primarily due to the increase in the Company's net income discussed above. Amounts previously recorded as Class B common stock have been reclassified as stockholders' equity to reflect the elimination of the put option related to such shares as a result of the Merger. See "--Subsequent Event" for further discussion of the Merger.

         The Company has several subsidiaries which are registered in various jurisdictions as broker-dealers or investment managers. At December 31, 1996, the Company's ability to obtain dividends from such subsidiaries was limited by net capital requirements in the aggregate amount of $1.0 million designed to ensure the liquidity of such subsidiaries.

         The Company spent approximately $20.2 million during 1996 on capital expenditures relating primarily to growth in the size of the Company's operations. The Company leases all of its operating facilities. The Company expects its capital expenditures during 1997 to be higher than those for 1996, and plans to fund these expenditures with cash obtained from current operations.

         Future Requirements. As discussed above, sales of Class B Shares do not involve payment by the investor of a commission at the time of sale. Sales of Class B Shares require the Company to pay a commission to financial intermediaries at the time of sale. As discussed above under "Current Requirements and Availability," the Company has established a program with Citibank to provide additional funding for payments of sales commissions to financial intermediaries who sell Class B Shares.

         Ongoing access to retail mutual fund distribution channels is essential to the Company's future performance. The Company expects that expenses associated with maintaining such access will increase in the future. Increases in such expenses are expected to relate primarily to costs associated with broker-dealers and financial planners seeking to defray a portion of their customer service costs relating to their customers' investments in the AIM Retail Family, and marketing support and promotional costs associated with the AIM Funds, including sales meetings and seminars.

Impact of Inflation

         Inflation has affected the Company's cost of operations in the past and may continue to do so in the future. The Company cannot predict what effect inflation and changing interest rates will have on the relative attractiveness of its products and assets under management.

Subsequent Event

         On November 4, 1996, the Company's predecessor, A I M Management Group Inc., and the Parent Company, a company incorporated under the laws of England, announced the execution of the Merger Agreement pursuant to which A I M Management Group Inc. would merge with and into AVZ Inc., a direct wholly-owned subsidiary of the Parent Company, with AVZ Inc. being the surviving corporation. The Merger Agreement valued A I M Management Group Inc. at approximately $1.6 billion as of November 4, 1996. The consideration paid or payable in connection with the Merger, which was completed on February 28, 1997, consisted of (i) 290 million Ordinary Shares of the Parent Company, allocated among all outstanding shares of Old Common Stock, all outstanding shares of Class B Common and vested and unvested options and a warrant for Old Common Stock, and (ii) cash in an amount estimated at February 28, 1997 to be approximately $544 million, which was allocated among the Company's stockholders and the holders of certain vested options for Old Common Stock and a warrant for Old Common Stock. The cash consideration paid in connection with the Merger was raised by INVESCO (i) partly from new bank debt in the form of an unsecured revolving credit facility in the amount of $425,000,000 provided by a syndicate of banks and (ii) partly from the proceeds of a one-for-five rights issue, which raised net proceeds of approximately L.115 million (approximately $192 million). The actual amount of the cash consideration will be adjusted to take into account certain transaction expenses, certain balance sheet items and the Company's net income and dividends paid from September 1, 1996 through February 28, 1997. Upon consummation of the Merger, the Company's stockholders, option holders and warrant holder owned approximately 45% of the Ordinary Shares of the Parent Company on a fully diluted basis.

         Immediately after the Merger was completed, AVZ Inc. contributed all of the assets and liabilities obtained in connection with the Merger to A I M Management Group Inc. (formerly, A I M Management Group Acquisition Corp.) ("New AIM"), a wholly-owned subsidiary of AVZ Inc. (the "Drop-Down Transaction"). In connection with the Merger and the Drop- Down Transaction, supplemental indentures to the Indenture were delivered, and as of February 28, 1997, New AIM became the obligor under the Notes. Additionally, since New AIM does not have any independent directors (as defined in the Indenture), the Indenture was amended to provide that certain transactions between New AIM and any affiliate (as defined in the Indenture) must be approved by a majority of the directors of the person controlling New AIM that has independent directors. The officers of the Company prior to the Merger will continue as officers of New AIM and four of the directors of the Company prior to the Merger will continue as directors of New AIM.

         The Merger constitutes a "Change in Control" as defined under the Indenture. The Indenture provides that within fifteen days following an occurrence of a Change in Control, New AIM must offer to purchase the Notes from the holders thereof for an amount equal to 101% of the principal amount plus accrued and unpaid interest to the date the Notes are accepted for purchase by New AIM. The offer to purchase the Notes will be made by New AIM upon such terms and subject to such other conditions as are set forth in the Indenture. Materials regarding the offer to purchase the Notes were sent out by New AIM to holders of record of the Notes on March 12, 1997.

         Pursuant to the Merger Agreement, certain stockholders of the Company and their spouses, directors of the Parent Company and proposed directors of the Parent Company entered into a voting agreement with the Parent Company dated as of November 4, 1996 (the "Voting Agreement") pursuant to which such parties agreed to exercise their votes as directors and shareholders of the Parent Company so as to maintain a board of fifteen members, seven of whom will be designated by certain members of the Parent Company's senior management, seven of whom will be designated by certain members of the Company's senior management, and one of whom will be the Chairman. Each of the designated groups of directors will include at least three independent non-executive directors. In addition, one member of the Board of Directors will be designated Vice-Chairman. The initial Chairman is Charles W. Brady, the Parent Company's Chairman prior to the Merger, and the initial Vice-Chairman is Charles T. Bauer, the Company's Chairman. Under the Voting Agreement, the parties thereto are required to (a) exercise their votes so as to maintain the balance of the membership of the board following any resignation, removal or re-election of directors and (b) vote their shares at any general meeting of the Parent Company on resolutions (other than those in respect of the election of directors) in the same proportion as the votes cast by unaffiliated shareholders (primarily, shareholders who are not party to the agreement), provided that any such resolution has been approved by at least two-thirds of the members of the board of the Parent Company.

         The Parent Company is one of the world's largest independent investment management groups and has a major presence in the institutional investment management and retail mutual fund businesses in the United States and Europe, and a growing presence in the Pacific region. At December 31, 1996, the Parent Company's assets under management were L.55.9 billion (approximately $94.5 billion), thus the Merger formed a group with combined funds under management in excess of $156.8 billion. The businesses of the Parent Company and the various subsidiaries of New AIM have continued to operate under their existing names since the Merger. The Ordinary Shares and the American Depositary Shares of the Parent Company are listed on the London Stock Exchange and the New York Stock Exchange, respectively.

Forward Looking Statements

         Any statements set forth in this annual report or otherwise made in writing or orally by the Company with regard to its expectations as to industry conditions and its financial results, demand and pricing for its products and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identified the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) variations in demand for its mutual fund products; (ii) significant changes in net cash flows into or out of the Company's mutual funds; (iii) significant fluctuations in the performance of the stock market; (iv) enactment of adverse state or federal legislation or changes in government policy or regulation and (v) adverse results in litigation.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements required by Regulation S-X are set forth beginning at Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Company

         The names, ages and positions of the directors and executive officers of the Company as of March 1, 1997 are set forth below. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation. All officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified, or until their earlier removal or resignation, or in the case of the Chairman of the Board of Directors (if any), until he ceases serving as a director.

 Name                          Age       Position
 ----                          ---       --------
 Charles T. Bauer              77        Director and Chairman

 Robert H. Graham              50        Director, President and Chief Executive Officer

 Michael J. Cemo               51        Director and Senior Vice President

 Gary T. Crum                  49        Director and Senior Vice President

 John Caldwell                 56        Senior Vice President

 William H. Kleh               51        Senior Vice President

 J. Abbott Sprague             42        Senior Vice President

 John J. Arthur                52        Vice President and Treasurer

 Judith C. Creel               50        Vice President

 Dawn M. Hawley                43        Vice President and Chief Financial Officer

 W. Gary Littlepage            54        Vice President

 Scott G. Lucas                37        Vice President

 Carol F. Relihan              42        Vice President, General Counsel and Secretary

 Ray A. Walther                39        Vice President

 Paul E. Wise                  41        Vice President


         CHARLES T. BAUER. Mr. Bauer has been a Director of the Company since 1976, and Chairman of the Company since 1989. From 1989 to 1997, Mr. Bauer served as Chief Executive Officer of the Company. He has also served as a Director (since 1976) and Chairman (since 1990) of AIM Advisors; a Director (since 1979) and Chairman (since 1992) of AIM Capital; a Director (since 1976) and Chairman (since 1984) of AIM Distributors; a Director and Chairman of AFS (since 1992); a Director and Chairman of AIFS (since 1994); and a Director (since 1986) and Chairman (since 1992) of FMC. In addition, Mr. Bauer serves as Director/Trustee and Chairman for ten investment companies advised by the Company. Mr. Bauer also serves as an Executive Director and Vice-Chairman of AMVESCO PLC.

         ROBERT H. GRAHAM. Mr. Graham has been a Director (since 1993), President (since 1989) and Chief Executive Officer (since 1997) of the Company. From 1989 to 1997, Mr. Graham served as Chief Operating Officer of the Company. He has also served as a Director (since 1976) and President (since 1990) of AIM Advisors; a Director (since 1985) and Senior Vice President (since 1995) of AIM Capital; a Director (since 1982) and a Senior Vice President (since 1995) of AIM Distributors; a Director (since 1992) and Senior Vice President (since
1995) of AFS; a Director and Senior Vice President (since 1994) of AIFS; and a Director (since 1986) and Senior Vice President (since 1994) of FMC. In addition, Mr. Graham serves as Director/Trustee and President for ten investment companies advised by the Company. Mr. Graham also serves as an Executive Director and Executive Vice President of AMVESCO PLC.

         MICHAEL J. CEMO. Mr. Cemo has been a Director (since 1993) and Senior Vice President (since 1990) of the Company. He has also served as a Director and President of AIM Distributors since 1988; and a Director of AFS since 1992. Mr. Cemo also serves as an Executive Director of AMVESCO PLC.

         GARY T. CRUM. Mr. Crum has been a Director (since 1993) and Senior Vice President (since 1983) of the Company. He has also served as a Director (since 1977) and Senior Vice President (since 1984) of AIM Advisors; a Director and President of AIM Capital (since 1986); and a Director (since 1992) of AIM Distributors. In addition, Mr. Crum serves as a Senior Vice President for certain investment companies advised by the Company. Mr. Crum also serves as an Executive Director of AMVESCO PLC.

         JOHN CALDWELL. Mr. Caldwell has been a Senior Vice President of the Company since 1995. He has also served as a Senior Vice President (since 1992) of AIM Distributors; a Director and President (since 1992) of AFS; and a Director and Vice President of AIFS since 1994.

         WILLIAM H. KLEH. Mr. Kleh has been a Senior Vice President of the Company since 1987. Mr. Kleh served as General Counsel of the Company from 1986 to 1994. He has also served as a Director (since 1987) and Senior Vice President (since 1988) of AIM Advisors; Director (since 1994), and Vice President (since 1986) of AIM Capital; Vice President (since 1988) of AIM Distributors; and a Director (since 1989) of FMC. Mr. Kleh has been a Director and President of A I M Global Associates, Inc. and A I M Global Holdings, Inc. (since 1995); Chairman and President of AIM Global Ventures Co. (since 1995); Managing Director of AIM Global Advisors Limited (since 1995); and a Director of A I M Global Management Company Limited (since 1995). Mr. Kleh has been appointed to serve as General Counsel of AMVESCO PLC effective May 1, 1997.

         J. ABBOTT SPRAGUE. Mr. Sprague has been a Senior Vice President of the Company since 1989. He has also served as a Director and Senior Vice President (since 1987) of AIM Advisors; a Director and President (since 1994) of AIFS; and a Director (since 1989) and President (since 1992) of FMC. In addition, Mr. Sprague serves as a Vice President of certain of the AIM Funds.

         JOHN J. ARTHUR(2). Mr. Arthur has been a Vice President and Treasurer of the Company since 1987. He has also served as a Senior Vice President (since 1990) and Treasurer (since 1987) of AIM Advisors; Vice President and Treasurer (since 1987) of AIM Capital; Vice President and Treasurer (since
1988) of AIM Distributors; Treasurer (since 1992) and Vice President (since
1993) of AFS; Treasurer and Vice President (since 1994) of AIFS; and Treasurer (since 1987) and Vice President (since 1989) of FMC. In addition, Mr. Arthur serves as a Senior Vice President and Treasurer of the AIM Funds.

         JUDITH C. CREEL. Ms. Creel has been a Vice President of the Company since 1984.

         DAWN M. HAWLEY. Ms. Hawley has been a Vice President (since 1993) and Chief Financial Officer (since 1996) of the Company. She has also served as a Vice President of AIM Advisors since 1990.

         W. GARY LITTLEPAGE. Mr. Littlepage has been a Vice President of the Company since 1995. From 1990-1994, he served as a Vice President of Swiss Bank Corporation (a financial institution).

----------

  (2) Mr. Arthur and Ms. Relihan are married to each other.

         SCOTT G. LUCAS. Mr. Lucas has been a Vice President of the Company since 1995. He has also served as a Director and Senior Vice President of AIM Capital since 1995. From 1983 to 1995, Mr. Lucas worked for Goldman Sachs. & Co., a brokerage firm, where he served as a Vice President from 1990 to 1995.

         CAROL F. RELIHAN (2). Ms. Relihan has been a Vice President, Secretary and General Counsel of the Company since 1994. Ms. Relihan served as Associate General Counsel of the Company from 1994 to 1996. She has also served as a Secretary (since 1988), Senior Vice President (since 1995), and General Counsel (since 1994) of AIM Advisors. Ms. Relihan has served as a Vice President (since 1995) of AIM Capital; as a Vice President (since 1990) of AIM Distributors; as a Vice President (since 1993) of AFS; as a Vice President (since 1994) of AIFS; and as a Vice President (since 1989) and General Counsel (since 1990) of FMC. In addition, she serves in the following capacities for the AIM Funds: Senior Vice President and Secretary.

         RAY A. WALTHER. Mr. Walther has been a Vice President of the Company since 1989. He has also served as Vice President of AIM Advisors since 1987.

         PAUL E. WISE. Mr. Wise has been a Vice President of the Company since 1997. From 1995-1997, he served as a technical consultant for Insource Technology Corporation (a technology company). From 1993-1995, he served as a management information systems director for Landata Systems (a technology company). From 1991-1993, he served as a business analyst for Chevron USA (an oil company).

ITEM 11.         EXECUTIVE COMPENSATION

         The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the next four most highly compensated executive officers (collectively, the "Named Executive Officers") during the years ended December 31, 1996, 1995 and 1994. Except as otherwise indicated, the amounts set forth as bonus payments paid under the Company's Incentive Plan consist of amounts awarded in 1997, 1996 and 1995 based on performance for the Company's 1996, 1995 and 1994 fiscal years, respectively. To the extent that the Named Executive Officers are also officers of the Company's subsidiaries, they did not receive additional compensation for serving as such.






--------------------

     (2) Mr. Arthur and Ms. Relihan are married to each other.

                           Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Long-Term
                                                                Annual Compensation            Compensation
                                                                                                  Awards
         Name and Principal Position             Year      -------------------------------                           All Other
                                                                                                 Securities        Compensation(c)
                                                           Salary               Bonus            Underlying
                                                                                                   Options
------------------------------------------------------------------------------------------------------------------------------------
  Charles T. Bauer                               1996      $468,744          $2,500,000(a)          0                       $42,312
    Chairman                                     1995       374,058           2,000,000(a)          0                        35,424
                                                 1994       368,736             825,000(a)          0                        34,849
------------------------------------------------------------------------------------------------------------------------------------
  Robert H. Graham                               1996      $412,500          $2,250,000(a)          0                       $38,375
    President and Chief Executive Officer        1995       294,996           1,500,000(a)          0                        29,890
                                                 1994       274,110             720,000(a)          0                        25,907
------------------------------------------------------------------------------------------------------------------------------------
  Michael J. Cemo                                1996      $274,994          $2,420,256(b)          0                       $28,749
    Senior Vice President                        1995       215,625           2,206,394(b)          0                        24,334
                                                 1994       210,000           1,172,434(b)          0                        23,700
------------------------------------------------------------------------------------------------------------------------------------
  Gary T. Crum                                   1996      $292,506          $1,400,000(a)          0                       $29,975
    Senior Vice President                        1995       238,000             900,000(a)          0                        25,900
                                                 1994       229,500             470,000(a)          0                        21,235
------------------------------------------------------------------------------------------------------------------------------------
  Scott G. Lucas(d)                              1996      $273,744          $1,325,000(a)          0                       $28,662
    Vice President                               1995       177,371             700,000(a)        25,000                      7,875
                                                 1994
------------------------------------------------------------------------------------------------------------------------------------


(a) The awards were made pursuant to the Company's Incentive Plan. One half of the amount of the award is paid within 30 days of the award, and the unpaid remainder is paid in the following year. See "Management Incentive Plan."

(b) For 1995 and 1994, reflects commissions earned pursuant to approved commission schedule. For 1996, reflects (i) commissions in the amount of $1,645,256 earned pursuant to approved commission schedule and (ii) an award in the amount of $775,000 made pursuant to the Company's Incentive Plan. One half of the amount of the award will be paid within 30 days of the award, and the unpaid remainder will be paid in the following year.

(c) Certain expenditures made by the Company in the ordinary course of business during 1994, 1995 and 1996 may have provided the Named Executive Officers with incidental personal noncash benefits not available to other employees. For each Named Executive Officer, the aggregate cost to the Company of such expenditures during 1994, 1995 and 1996 did not exceed either $50,000 or 10% of the compensation reported for such individual. All other compensation includes the Company's estimated contributions of $13,500 to its Profit Sharing Plan on behalf of each Named Executive Officer during 1996. It also includes the Company's estimated contributions of $28,812, $24,875, $15,249, $16,475 and $15,162, respectively, to its Non-Qualified Plan on behalf of Messrs. Bauer, Graham, Cemo, Crum and Lucas during 1996.

(d) Salary and bonus amounts for 1994 are not reported for Mr. Lucas because he was first employed by the Company in 1995. Securities underlying options are shares of Old Common Stock.

         None of the Named Executive Officers were granted options during 1996.

         The following table sets forth information concerning the value of unexercised options to purchase the Company's Old Common Stock held by the Named Executive Officers at December 31, 1996.



    AGGREGATED OPTION EXERCISES IN 1996 AND FISCAL YEAR-END OPTION VALUES(1)




==================================================================================================================================
                           Shares                        Number of Securities Underlying     Value of Unexercised In-the-Money
          Name           Acquired on   Value Realized     Unexercised Options at FY-End      Options at FY-End(2)
                           Exercise                      -------------------------------------------------------------------------
                                                         Exercisable        Unexercisable    Exercisable        Unexercisable
----------------------------------------------------------------------------------------------------------------------------------
  Charles T. Bauer             0              n/a              0                  0                 n/a                 n/a
----------------------------------------------------------------------------------------------------------------------------------
  Robert H. Graham             0              n/a              0                  0                 n/a                 n/a
----------------------------------------------------------------------------------------------------------------------------------
  Michael J. Cemo            10,000        $930,175            0                  0                 n/a                 n/a
----------------------------------------------------------------------------------------------------------------------------------
  Gary T. Crum                 0              n/a              0                  0                 n/a                 n/a
----------------------------------------------------------------------------------------------------------------------------------
  Scott G. Lucas               0              n/a            8,750              16,250          $3,156,000           $5,795,000
==================================================================================================================================




--------------------

     (1) Effective February 28, 1997 in connection with the Merger, incentive stock options and unvested non-qualified stock options to purchase Old Common Stock were converted into options to purchase approximately 111.8 Ordinary Shares of the Parent Company, and vested non-qualified stock options to purchase Old Common Stock were converted into the right to receive a certain amount in cash and options to purchase approximately 72.4 Ordinary Shares of the Parent Company.


     (2) Based on a determination by the Options Committee of the Board of Directors that the fair value of the Old Common Stock at the close of business on December 31, 1996 was $417.00 per share.

Compensation of Directors

         As of March 1, 1997, all directors are also officers of the Company and receive no compensation for serving as directors. During 1996, directors who were not also officers of the Company were paid an annual retainer of $25,000, plus $1,500 per Board meeting or Board committee meeting attended in person. Effective December 1995, the Company's Board of Directors adopted a stock option plan for the directors who were not also officers of the Company. The stock option plan for the outside directors of the Company was terminated in connection with the Merger.

Employment Agreements

         The Company and the Parent Company have entered into employment agreements with each of Messrs. Bauer, Cemo, Crum, Graham and Lucas for an initial term of four years (three years for Mr. Lucas) commencing on February 28, 1997 (the "Effective Time"), and thereafter terminable on one year's notice. Pursuant to the employment agreements, each Named Executive Officer serves in a senior level capacity with the Company and, in addition, each of Messrs. Bauer and Graham serve in senior executive positions with the Parent Company. In the event of termination of a Named Executive Officer's employment by the Parent Company without "cause" (as defined in the employment agreements) or by the Named Executive Officer for "good reason" (as so defined), the Named Executive Officer will be entitled to receive his salary and bonus until the third or fourth anniversary, as applicable, of the Effective Time or, if later, the first anniversary of the date of his termination. In the employment agreements, each Named Executive Officer agrees not to compete with the business of the Individual Services Group of the Parent Company or to solicit the employees or clients of the Parent Company for periods ranging from four years to one year following any termination of employment, depending upon the interval between the Effective Time and such termination.

Management Incentive Plan

         The Company's Incentive Plan is designed to provide a monetary incentive to those employees who are in a position to significantly affect the operations of the Company. Awards under the Incentive Plan are based on the Company's and each participant's performance during the calendar year for which awards are made. Pursuant to the Incentive Plan, participants are generally paid 50% of the award in March of the year following the applicable Incentive Plan year with the remaining 50% paid the following January. The payments relating to an individual's award are contingent upon the participant's continued employment by the Company.

Profit Sharing Plan

         The Company maintains a qualified defined contribution plan for all full-time employees who have completed three months of service. The Profit Sharing Plan consists of two distinct parts. The first part is a profit-sharing component pursuant to which the Company contributes annually, if the Company's profits permit, a discretionary amount which historically has been at least 7% of each eligible employee's base compensation. The Company's contributions are subject to limitations imposed under Section 415 of the Internal Revenue Code of 1986, as amended. The trustees of the Profit Sharing Plan are responsible for the investment of this pool of money, and since the inception of the Profit Sharing Plan the investment vehicles have been certain funds in the AIM Retail Family. Employees fully vest in this part of the Plan after completing six years of service, with gradual partial vesting prior thereto beginning after completion of one year of service.

         The second part of the Profit Sharing Plan consists of a 401(k) plan component, pursuant to which employees may elect to contribute between 1% and 12% (6% for highly compensated employees) of their eligible compensation on a pre-tax basis. Amounts contributed to the 401(k) plan by an employee are invested in certain funds in the AIM Retail Family which are selected by the employee. The Company makes matching employer contributions to the 401(k) plan as follows: the Company contributes 100% of the first 1% of an employee's compensation which is contributed to the 401(k) plan, and 50% of the next 2% of an employee's compensation which is contributed. Employees are fully vested at all times in both their elective contributions and the Company's matching contributions to the 401(k) plan component of the Profit Sharing Plan.

         Normally, employees receive upon termination of their employment the value of vested amounts contributed to the Profit Sharing Plan on their behalf, although under certain circumstances a participating employee may withdraw all or a portion of their vested amounts in the event of specified emergencies, and loans under the plan may be made within certain limits to participating employees.

Non-Qualified Deferred Compensation Plan

         The Company's Board of Directors has adopted a Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") which permits specified highly compensated or management employees of the Company to defer a portion of their compensation by directing that it be paid into a "rabbi trust." NationsBank Trust serves as the trustee for the Non-Qualified Plan. Under the Non-Qualified Plan, participants retain investment discretion as to all amounts held on their behalf, and the investment vehicles are certain funds in the AIM Retail Family.

         Under the Non-Qualified Plan, a participant may only defer compensation once his or her annual compensation exceeds $250,000 (except for the Company's, Chief Executive Officer, President, Chief Operating Officer and Department Directors, who are not subject to such requirement), and the maximum permissible annual deferral per participant is $75,000. Each of Messrs. Bauer, Graham, Cemo and Lucas elected to defer $75,000, respectively, under the Non-Qualified Plan during 1996. Amounts deferred under the Non-Qualified Plan are paid to participants only upon retirement or termination of employment with the Company, and then are paid in a lump sum which is taxable to the participant upon receipt.

         The Company may contribute to the Non-Qualified Plan on behalf of a participant amounts which otherwise would have been contributed to the Profit Sharing Plan on that participant's behalf but for the limitations imposed under
Section 415 of the Internal Revenue Code of 1986, as amended. The Company contributed $667,632 during 1996 to the Non-Qualified Plan, approximately $100,573 of which was contributed on behalf of the Named Executive Officers.

Compensation Committee Interlocks and Insider Participation

         Prior to the Merger, the Compensation Committee of the Company's Board of Directors consisted of P. Andrews McLane (Chairman), Sanford R. Robertson and Stephen K. West. None of the members of the Compensation Committee were officers or former officers of the Company. Mr. McLane is a Managing Director and Member of the Executive Committee of TA Associates, Inc., which through certain partnerships it controls or advises, controlled 1,037,100 shares of the Company's Class B Common during 1996. On February 28, 1997, the Compensation Committee was dissolved in connection with the Merger. Beginning February 28, 1997, compensation for the Company's employees is determined under the general direction of the Parent Company's Board of Directors.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Beginning February 28, 1997, all of the Company's 1,000 outstanding shares of Common Stock are owned beneficially and of record by the Company's parent, AVZ Inc., 1315 Peachtree Street, N.E. Atlanta, Georgia 30309. AVZ Inc. is a wholly-owned subsidiary of the Parent Company, the address of which is 11 Devonshire Square, London EC2M 4YR, England.

         The following table sets forth, as of February 28, 1997, certain information regarding the beneficial ownership of equity securities of the Parent Company for (i) each Named Executive Officer, (ii) each of the Company's directors and (iii) all directors and executive officers of the Company as a group.


                                                                                 Beneficial Ownership(a)
                                                                          -------------------------------------
                                                                                                     Percent
                                                                           Number                    of Class
        Name of Beneficial Owner(b)                Title of Class         of Shares                (if over 1%)
        ---------------------------                --------------         ---------                ------------
        Charles T. Bauer                         Ordinary Shares            50,357,306(c)               8.7

        Robert H. Graham                         Ordinary Shares            33,814,589(d)               5.9

        Michael J. Cemo                          Ordinary Shares             8,759,441                  1.5

        Gary T. Crum                             Ordinary Shares            37,674,661(e)               6.5

        Scott G. Lucas                           Ordinary Shares               999,007(f)               --

        Directors and executive officers         Ordinary Shares           153,643,883(g)              26.4
        as a group (15 persons)

--------------------

(a) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any Ordinary Shares of the Parent Company which such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding Ordinary Shares of the Parent Company held by each person or group of persons above, any security which such person or persons has or have the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. In addition, shares of stock are considered beneficially owned by a person if such person has or shares voting or investment power with respect to such stock. As a result, the same security may be beneficially owned by more than one person and, accordingly, in some cases, the same shares are listed opposite more than one name in the table.

(b) The address of all shareholders is c/o A I M Management Group Inc., 11 Greenway Plaza, Suite 100, Houston, TX 77046.

(c)  Includes 2,590,853 Ordinary Shares owned by Mr. Bauer's wife.

(d) Includes 33,760,294 Ordinary Shares owned by a partnership, Serapis, Ltd., for which Mr. Graham is Managing General Partner, and 36,197 and 18,098 Ordinary Shares, respectively, owned by two trusts for which Mr. Graham is sole trustee. Mr. Graham disclaims beneficial ownership of the 54,295 Ordinary Shares held by such trusts.

(e) Includes(i) an aggregate of 1,514,492 Ordinary Shares owned by two trusts for the benefit of Mr. Bauer's children for which Mr. Crum is sole trustee,
(ii) 2,345,580 Ordinary Shares owned by a trust for the benefit of one of Mr. Bauer's children for which Mr. Crum is co-trustee, and (iii) 289,577 Ordinary Shares owned by GTC Trust, a trust for which Mr. Crum serves as sole trustee. Mr. Crum disclaims beneficial ownership of the 4,149,649 Ordinary Shares owned by these three trusts. Also includes 7,963,392 Ordinary Shares owned by CFP Holdings, Ltd. Mr. Crum is the Chief Executive Officer of the general partner of CFP Holdings, Ltd.

(f) Includes 999,007 Ordinary Shares subject to options exercisable within 60 days.

(g) Includes 3,843,583 Ordinary Shares subject to options exercisable within 60 days.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1996, the Company paid Insource Technology Group, Inc. ("Insource") approximately $3.0 million for the provision of software development and related consulting services. The Company anticipates that Insource will continue to provide software development and related consulting services during 1997. Mr. Joseph Canion, a former director of the Company and a non-executive director of the Parent Company as of March 1, 1997, is a director and Chairman of the Board of Directors of Insource. All transactions between the Company and Insource were made in the ordinary course of business and on substantially the same terms as those prevailing at the same time for comparable transactions and were approved prior to the Merger by the Company's independent directors, with Mr. Canion abstaining.

         The Company makes available to its employees a loan program pursuant to which an employee may borrow the amounts necessary to pay for the exercise price of stock options and/or a portion of the applicable taxes. The interest rate on these loans, which are collateralized by the stock purchased by the employees, ranges from 5.45% to 6.64%. The principal is due on the earliest of
(a) five years from the date of the loan, (b) 90 days after the employee terminates employment, or (c) 365 days after the employee's death. At March 1, 1997, the aggregate principal amount of loans to John Caldwell, Dawn M. Hawley and W. Gary Littlepage, in the amounts of $1,002,560.61, $335,457 and $419,278.59, respectively, were outstanding. At March 1, 1996, employee loans totaled approximately $8,299,000, of which $4,557,000 related to loans for the payment of applicable taxes and $3,742,000 related to loans for the payment of the exercise price of options.

         For a discussion of the Merger and related transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Event."


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a)      The following documents are filed as part of this report:

         (1)     Financial Statements:

                 Independent Auditors' Report

                 Consolidated Balance Sheets as of December 31, 1996 and 1995

                 Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

                 Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 1996, 1995 and 1994

                 Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

                 Notes to Consolidated Financial Statements

         (2)     Management Contracts and Compensatory Plans:

                         See Exhibits 10.1-10.9, 10.46-10.54

               Exhibits:
               ---------

                 2.1 Stock Purchase Agreement, dated as of August 20, 1993, between the Company and NNUS, incorporated by reference to Exhibit 2.1 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 2.2 Stock Purchase Agreement, dated as of August 20, 1993, between the Company and The Moross Family Trust, incorporated by reference to Exhibit 2.2 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 2.3 Stock Purchase Agreement, dated as of August 20, 1993, between the Company and The Winter Charitable Settlement, incorporated by reference to Exhibit 2.3 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 2.4 Stock Purchase Agreement, dated as of August 20, 1993, between the Company and Fertosa, S.A., incorporated by reference to Exhibit 2.4 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 2.5 Stock Purchase Agreement, dated as of August 20, 1993, between the Company and Donald L. Carmichael, incorporated by reference to Exhibit 2.5 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 2.6 Stock Purchase Agreement, dated as of August 20, 1993, between the Company and Alex M. Ciccone, incorporated by reference to Exhibit 2.6 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 2.7 Agreement to Purchase, Sale and Exchange of Stock, dated as of August 20, 1993, among the Company, certain buyers listed therein and certain management shareholders of the Company, incorporated by reference to Exhibit 2.7 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 2.8 Stock Purchase Agreement, dated as of January 30, 1995, among Life Partners Group, Inc., Whitehall Financial Group and the Company with respect to all of the outstanding capital stock of Lamar Financial Group, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K dated January 30, 1995 of Life Partners Group, Inc. (File No. 1-11195).

                 2.9 Stock Purchase Agreement, dated as of January 30, 1995, among Life Partners Group, Inc., Whitehall Financial Group and the Company with respect to all of the outstanding capital stock of Lamar Financial Group, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K dated January 30, 1995 of Life Partners Group, Inc. (File No. 1-11195).

                 2.10 Agreement and Plan of Merger among the Company, INVESCO PLC and Invesco Group Services, Inc. dated as of November 4, 1996, incorporated by reference to
                         Exhibit 2.1 to the registration statement on Form F-3/F-1 (file no. 33-5990) of INVESCO PLC and INVESCO Funding LLC filed on November 21, 1996.

                 2.11 Amendment No. 1 to Agreement and Plan of Merger among the Company, INVESCO PLC and Invesco Group Services, Inc. dated as of February 20, 1997, incorporated by reference to exhibit 2.2 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on March 10, 1997.

                 2.12 Amendment No. 2 to Agreement and Plan of Merger among the Company, INVESCO PLC and Invesco Group Services, Inc. dated as of February 27, 1997, incorporated by reference to exhibit 2.2 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on March 10, 1997.

                 3.1 Certificate of Incorporation of the Company, dated February 11, 1997.

                 3.2     By-Laws of the Company, effective February 19, 1997.

                 4.1 Indenture, among the Company, AIM Advisors and Shawmut Bank Connecticut, National Association, dated as of November 3, 1993, incorporated by reference to Exhibit 4 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended September 30, 1993.

                 4.2 First Supplemental Indenture, among AVZ Inc., AIM Advisors and Fleet National Bank, dated as of February 28, 1997.

                 4.3 Second Supplemental Indenture, among the Company, AIM Advisors and Fleet National Bank, dated as of February 28, 1997.

                 10.1 Amended and Restated 1993 Stock Option Plan for Outside Directors, dated December 15, 1995, incorporated by reference as Exhibit 10.2 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 28, 1996.

                 10.2 Amended and Restated 1993 Stock Option Plan for Employees, dated as of December 7, 1995, incorporated by reference as Exhibit 10.3 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 28, 1996.

                 10.3 The Company's Profit Sharing Plan, as amended and restated effective January 1, 1993, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29, 1994.

                 10.4 Amendment No. 1 to the Company's Profit Sharing Plan, dated February 8, 1995, incorporated by reference to
                         Exhibit 10.5 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 28, 1996.

                 10.5 Amendment No. 2 to the Company's Profit Sharing Plan, dated September 15, 1995, incorporated by reference to
                         Exhibit 10.6 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 28, 1996.

                 10.6 The Company's Non-Qualified Deferred Compensation Plan, effective May 1, 1993, incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29, 1994.

                 10.7 Trust under the Company's Non-Qualified Deferred Compensation Plan, dated September 1, 1993 between the Company and NationsBank Trust, incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29, 1994.

                 10.8 A I M Management Group Inc. Key Employee Incentive Compensation Plan, as amended and restated effective March 1, 1994, incorporated by reference to Exhibit
                         10.1 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended March 31, 1994.

                 10.9 A I M Management Group Inc. Management Incentive Plan effective March 1996.

                 10.10 Credit Agreement among the Company and Certain Lenders Named Therein, with Citibank, N.A., Chemical Bank and NationsBank of Georgia, N.A. as co-agents, dated as of August 20, 1993, incorporated by reference to Exhibit
                         10.1 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.11 Amendment No. 1 to the Credit Agreement, dated as of September 16, 1993, among the Company and Certain Lenders Named Therein, with Citibank, N.A., Chemical Bank and NationsBank of Georgia, N.A. as co-agents, incorporated by reference to Exhibit 10.1.1 to Amendment No. 2 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on October 8, 1993.

                 10.12 Amendment No. 2 to the Credit Agreement, dated as of July 25, 1994, among the Company and Certain Lenders Named Therein, with Citibank, N.A., Chemical Bank and NationsBank of Georgia, N.A. as co-agents, incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29, 1995.

                 10.13 Amended and Restated Credit Agreement, dated as of December 6, 1994, among the Company and Certain Lenders Named Therein, with Citibank, N.A., Chemical Bank and NationsBank of Georgia, N.A. as co-agents, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29, 1995.

                 10.14 Amendment No. 1, dated as of April 27, 1995, to the Amended and Restated Credit Agreement among the Company and certain lenders named therein, Citibank, N.A., Chemical Bank and NationsBank of Georgia, N.A. dated as of December 6, 1994, incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1995.

                 10.15 Amendment No. 2, dated as of May 2, 1995, to the Amended and Restated Credit Agreement among the Company and certain lenders named therein, Citibank, N.A., Chemical Bank and NationsBank of Georgia, N.A. dated as of December 6, 1994, incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1995.

                 10.16 Amendment No. 3, dated as of June 23, 1995, to the Amended and Restated Credit Agreement among the Company and certain lenders named therein, Citibank, N.A., Chemical Bank and NationsBank of Georgia, N.A. dated as of December 6, 1994, incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1995.

                 10.17 Second Amended and Restated Credit Agreement, dated as of November 30, 1995, among the Company and certain lenders named therein, Citibank, N.A., Chemical Bank, N.A. and NationsBank of Georgia, N.A., incorporated by reference to Exhibit 10.17 to the Company's annual report on Form 10-K for the year ended December 31, 1995.

                 10.18 Third Amended and Restated Credit Agreement, dated as of June 26, 1996, among the Company, as borrower, the Tranche A Lenders named therein, Citibank, N.A., as lead managing agent, and Chemical Bank and NationsBank, N.A. (South), as co-managing agents, incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1996.

                 10.19 Waiver, Consent and Amendment No. 1 (to the Third Amended and Restated Credit Agreement) dated as of February 28, 1997, among the Company, the Tranche A Lenders named therein, Citibank, N.A., The Chase Manhattan Bank and NationsBank, N.A (South).

                 10.20 Guaranty Agreement among AIM Advisors and Certain Lenders Named Therein, with Citibank, N.A., Chemical Bank and NationsBank as co-agents, dated as of August 20, 1993, incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.21 Guaranty Agreement from AIM Advisors, dated as of December 6, 1994, incorporated by reference to Exhibit
                         10.19 to the Company's annual report on Form 10-K for the year ended December 31, 1995.

                 10.22 Amended and Restated Guaranty from A I M Advisors, Inc., dated as of June 26, 1996, incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1996.

                 10.23 Consent to Waiver, Consent and Amendment No. 1 (to the Third Amended and Restated Credit Agreement) dated as of February 28, 1997, by A I M Advisors, Inc.

                 10.24 Pledge and Security Agreement ("Pledge Agreement"), dated as of August 20, 1993, among the Company, the subsidiaries of the Company and Citibank, N.A. as Collateral Agent, incorporated by reference to Exhibit
                         10.3 to the Company's registration statement on Form S-1 (file no. 33- 67866) filed on August 24, 1993.

                 10.25 Amendment No. 1, dated as of October 13, 1993, to the Pledge and Security Agreement among the Company, the subsidiaries of the Company and Citibank, N.A. as Collateral Agent, incorporated by reference to Exhibit
                         10.11 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29, 1994.

                 10.26 Amendment No. 2 to the Pledge and Security Agreement and Amendment No. 1 to the Intercreditor Agreement, dated as of October 25, 1993, among the Company, the subsidiaries of the Company and Citibank, N.A. as Lead Managing Agent and Collateral Agent, incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29, 1994.

                 10.27 Amended and Restated 12b-1 Collateral Agreement, dated as of December 6, 1994, among the Company, certain lenders named therein and Citibank, N.A., incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1995.

                 10.28 Amendment No. 2, dated May 2, 1995, relating to the Amended and Restated Credit Agreement dated as of December 6, 1994, the Distribution Fee Purchase Agreement dated as of August 20, 1993, and the 12b-1 Collateral Agreement dated as of December 6, 1994, among the Company, certain lenders named therein and Citibank, N.A., incorporated by reference to Exhibit
                         10.15 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1995.

                 10.29 Distribution Fee Purchase Agreement between A I M Distributors, Inc. and the Company, dated as of August 20, 1993, incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.30 Amended and Restated Distribution Fee Purchase Agreement, dated as of June 26, 1996, between AIM Distributors, Inc. and the Company, incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1996.

                 10.31 B Share Credit Agreement, dated as of June 26, 1996, among the Company, as borrower, the lenders and co-agents named therein, and Citibank, N.A., as administrative agent, incorporated by reference to
                         Exhibit 10.6 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1996.

                 10.32 Waiver, Consent and Amendment No. 1 (to the B Share Credit Agreement) dated as of February 28, 1997, among the Company, the lenders and co-agents named therein, and Citibank, N.A.

                 10.33 Guaranty from A I M Advisors, Inc., dated June 26, 1996, incorporated by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1996.

                 10.34 Consent to Waiver, Consent and Amendment No. 1 (to the B Share Credit Agreement) dated as of February 28, 1997, by A I M Advisors, Inc.

                 10.35 B Share Collateral Agreement, dated June 26, 1996, from the Company, as borrower, to Citibank, N.A., as administrative agent, incorporated by reference to
                         Exhibit 10.9 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1996.

                 10.36 Purchase and Sale Agreement dated as of May 2, 1995, among the Company, Citibank, N.A. and Citicorp North America, Inc., incorporated by reference to Exhibit
                         10.6 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1995.

                 10.37 Additional Eligible Fund Addendum, dated as of June 23, 1995, to the Purchase and Sale Agreement, among the Company., Citibank, N.A. and Citicorp North America, Inc., incorporated by reference to Exhibit
                         10.36 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 28, 1996.

                 10.38 Amendment No. 1 (Agreement of Amendment), dated as of December 6, 1995, to the Purchase and Sale Agreement, among the Company, Citibank, N.A. and Citicorp North America, Inc. dated May 2, 1995, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 28, 1996.

                 10.39 Amendment No. 2 (Letter Agreement), dated as of February 8, 1996, to the Purchase and Sale Agreement, among the Company, Citibank, N.A. and Citibank North America, Inc. dated May 2, 1995, incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended March 31, 1996.

                 10.40 Take-Out Notice, dated as of May 3, 1996, pursuant to the Purchase and Sale Agreement, incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1996.

                 10.41 Amendment No. 3 (First Facility Amendment), dated as of May 3, 1996, among the Company, as seller and as servicer, A I M Distributors, Inc., A I M Advisors, Inc., Citibank, N.A., as purchaser, Citibank, N.A., as 12b-1 collateral agent, Citicorp North America, Inc. and Bankers Trust Company, as collection agent, to the Purchase and Sale Agreement, dated May 2, 1995, among the Company, Citibank, N.A. and Citicorp North America, Inc., incorporated by reference as Exhibit
                         10.1 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1996.

                 10.42 Amendment No. 4 (Second Facility Agreement), dated June 26, 1996, among the Company, A I M Distributors, Inc., Citibank, N.A., as purchaser, Citibank, N.A., as 12b-1 collateral agent, Citicorp North America, Inc., Bankers Trust Company, as collection agent, and Citibank, N.A., as administrative agent under the B Share Collateral Agreement, to the Purchase and Sale Agreement, incorporated by reference as Exhibit

                         10.3 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1996.

                 10.43 Amendment No. 5 (Third Facility Amendment), dated as of September 30, 1996, among the Company, as seller and as servicer, A I M Distributors, Inc., Citibank, N.A., as purchaser and Citicorp North America, Inc., as consented and agreed to by A I M Advisors, Inc. and Citibank, N.A., as administrative agent under the B Share Collateral Agreement, to the Purchase and Sale Agreement, dated May 2, 1995, among the Company, Citibank, N.A. and Citicorp North America, Inc., incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended September 30, 1996.

                 10.44 Amendment No. 6 (Letter Agreement), dated as of December 3, 1996, among the Company, Citibank, N.A. and Citicorp North America, Inc.

                 10.45 Amended and Restated Shareholders' Agreement, incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.46   Employment Agreement between the Company and Charles
                         T. Bauer, incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.47 Employment Agreement dated as of November 4, 1996, between the Company, INVESCO PLC and Charles T. Bauer.

                 10.48 Employment Agreement between the Company and Gary T. Crum dated January 1, 1995, incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29, 1995.

                 10.49 Employment Agreement dated as of November 4, 1996, between the Company, INVESCO PLC and Gary T. Crum.

                 10.50 Employment Agreement between the Company and Robert H. Graham dated January 1, 1995, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29, 1995.

                 10.51 Employment Agreement dated as of November 4, 1996, between the Company, INVESCO PLC and Robert H. Graham.

                 10.52   Employment Agreement between the Company and Michael
                         J. Cemo dated as of January 1, 1995, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (file no. 33-67866) for the quarterly period ended March 31, 1996.

                 10.53 Employment Agreement dated as of November 4, 1996, between the Company, INVESCO PLC and Michael J. Cemo.

                 10.54 Employment Agreement dated as of November 4, 1996, between the Company, INVESCO PLC and Scott G. Lucas.

                 10.55 Amendment No. 1 dated as of February 20, 1997, to the Employment Agreement between the Company, INVESCO PLC and Scott G. Lucas.

                 10.56 Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas, dated April 14, 1980 between Nine Greenway Venture and the Company, incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.57 Amendment No. 1, dated January 29, 1981, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.17 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.58 Amendment No. 2, dated November 12, 1982, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.18 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.59 Amendment No. 3, dated August 17, 1984, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.19 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.60 Amendment No. 4, dated April 28, 1986, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.20 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.61 Amendment No. 5, dated December 11, 1986, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.21 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.62 Amendment No. 6, dated August 6, 1987, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.22 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.63 Amendment No. 7, dated February 4, 1988, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.23 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.64 Amendment No. 8, dated January 6, 1989, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.24 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.65 Amendment No. 9, dated March 27, 1990, effective as of November 1, 1989, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit 10.25 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.66 Amendment No. 10, dated June 12, 1990, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.26 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.67 Amendment No. 11, dated August 27, 1990, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.27 to the

                         Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.68 Amendment No. 12, dated July 15, 1991, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.28 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.69 Amendment No. 13, dated January 13, 1992, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.29 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.70 Amendment No. 14, dated July 17, 1992, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.30 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.71 Amendment No. 15, dated July 17, 1992, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.31 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.72 Amendment No. 16, dated August 10, 1992, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.32 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.73 Amendment No. 17, dated February 25, 1993, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to
                         Exhibit 10.33 to the Company's registration statement on Form S-1 (file no. 33-67866) filed on August 24, 1993.

                 10.74 Amendment No. 18, dated April 22, 1994, to the Lease Contract for premises located at 11 Greenway Plaza, Houston Texas, incorporated by reference to Exhibit
                         10.42 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29, 1995.

                 10.75 Amendment No. 19, dated March 31, 1995, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas, incorporated by reference to Exhibit
                         10.57 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 28, 1996.

                 10.76 Amendment No. 20, dated July 31, 1995, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas, incorporated by reference to Exhibit
                         10.58 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 28, 1996.

                 10.77 Amendment No. 21, dated August 1, 1995, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas, incorporated by reference to Exhibit
                         10.59 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 28, 1996.

                 10.78 Amendment No. 22, dated December 1, 1995, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas, incorporated by reference to Exhibit
                         10.60 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 28, 1996.

                 10.79 Amendment No. 23, dated March 18, 1996, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas, incorporated by reference to Exhibit
                         10.3 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended March 31, 1996.

                 10.80 Amendment No. 24, dated March 18, 1996, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas, incorporated by reference to Exhibit
                         10.4 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended March 31, 1996.

                 10.81 Amendment No. 25, dated June 29, 1996, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas, incorporated by reference to Exhibit
                         10.10 to the Company's quarterly report on Form 10-Q (file no. 33-67866) for the quarterly period ended June 30, 1996.

                 10.82 Amendment No. 26, dated November 29, 1996, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas.

                 10.83 Amendment No. 27, dated January 16, 1997, to the Lease Contract for premises located at 11 Greenway Plaza, Houston, Texas.

                 10.84 Master Investment Advisory Agreement, dated October 18, 1993, between AIM Equity Funds, Inc. and AIM Advisors, incorporated by reference to Exhibit 5(a)(1) to Post-Effective Amendment No. 43 to the Registration Statement on Form N-1A (file no. 2-25469) of AIM Equity Funds, Inc. filed on February 28, 1994.

                 10.85 Amendment No. 1, dated as of November 14, 1994, to Master Investment Advisory Agreement of AIM Equity Funds, Inc., incorporated by reference to Exhibit
                         10.45 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29,

                         1995.

                 10.86 Master Investment Advisory Agreement, dated February 28, 1997, between AIM Equity Funds, Inc. and AIM Advisors.

                 10.87 Master Investment Advisory Agreement, dated October 18, 1993, between AIM Funds Group and AIM Advisors, incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10- K (file no. 33-67866) filed on March 28, 1996.

                 10.88 Amendment No. 1, dated as of September 28, 1994, to the Master Investment Advisory Agreement of AIM Funds Group, incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 28, 1996.

                 10.89 Amendment No. 2, dated as of November 14, 1994, to the Master Investment Advisory Agreement of AIM Funds Group, incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 28, 1996.

                 10.90 Master Investment Advisory Agreement, dated February 28, 1997, between AIM Funds Group and AIM Advisors.

                 10.91 Selected Dealer Agreement between AIM Distributors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated July 25, 1991, incorporated by reference to
                         Exhibit 10.42 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29, 1994.

                 10.92 Dealer Assistance Agreement between AIM Distributors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit
                         10.43 to the Company's Annual Report on Form 10-K (file no. 33-67866) filed on March 29, 1994.

                 11      Statement of Computation of Earnings Per Share.

                 21      List of Subsidiaries of the Company.

                 27      Financial Data Schedule.


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of 1996.

(c)      Exhibits required by Item 601 of Regulation S-K

         The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated by reference as indicated above.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

         No annual report for the Company's fiscal year ended December 31, 1996 was sent to security holders. Four copies of proxy material sent to security holders on or about December 4, 1996, are being furnished to the SEC supplementary for its information only, and shall not be deemed to be filed with the SEC.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, A I M Management Group Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     A I M  MANAGEMENT GROUP INC.


Date:  March 26, 1997                    By:  /s/ ROBERT H. GRAHAM
                                         -------------------------------------
                                         Robert H. Graham
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of A I M Management Group Inc. and in the capacities and on the dates indicated:

        Signature                                       Title                                     Date
        ---------                                       -----                                     ----
      /s/ CHARLES T. BAUER                         Director and Chairman                     March 26, 1997
---------------------------------
        Charles T. Bauer


     /s/ ROBERT H. GRAHAM            Director, President and Chief Executive Officer         March 26, 1997
---------------------------------             (Principal Executive Officer)
        Robert H. Graham


     /s/ MICHAEL J. CEMO                                 Director                            March 26, 1997
---------------------------------
        Michael J. Cemo


    /s/ GARY T. CRUM                                     Director                            March 26, 1997
---------------------------------
        Gary T. Crum


    /s/ JOHN J. ARTHUR                         Vice President and Treasurer                  March 26, 1997
---------------------------------             (Principal Accounting Officer)
        John J. Arthur

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                              Page
                                                                              ----
Independent Auditors' Report                                                  F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995                  F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                                            F-5

Consolidated Statements of Changes in Stockholders'
  Equity (Deficit) for the Years Ended December 31, 1996, 1995 and 1994       F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                            F-7

Notes to Consolidated Financial Statements                                    F-8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
A I M Management Group Inc.:


     We have audited the consolidated financial statements of A I M Management Group Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A I M Management Group Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                     KPMG Peat Marwick LLP



Houston, Texas
March 14, 1997

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                  December 31,
                                                                               1996       1995
                                                                              --------   --------
                                    ASSETS

Cash and cash equivalents (primarily affiliated registered investment
  companies) ..............................................................   $ 97,452   $ 42,148
Accounts receivable:
  Due from dealers for sales of capital stock of affiliated
    registered investment companies .......................................      1,723      1,670
  Management fees due from affiliated registered investment companies .....     25,071     15,949
  Management fees due from managed accounts ...............................        428        360
  Other, primarily due from affiliated registered investment companies ....     19,922     12,071
                                                                              --------   --------

    Total accounts receivable .............................................     47,144     30,050
                                                                              --------   --------

Prepaid expenses ..........................................................      1,329      1,343
Deferred income tax .......................................................      5,115       --
Investments:
  Affiliated registered investment companies ..............................      5,514      5,269
  Other equity investments ................................................       --        1,041
                                                                              --------   --------

    Total investments .....................................................      5,514      6,310
                                                                              --------   --------

Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $20,673 in 1996
  and $14,044 in 1995  ....................................................     29,336     15,760
Acquisition and organization costs, net of accumulated amortization of
  $15,383 in 1996 and $12,114 in 1995  ....................................     39,299     38,961
Financing costs, net of accumulated amortization of $ 6,736 in 1996
  and $5,372 in 1995 ......................................................      5,733      6,738
Deferred sales commissions, net of accumulated amortization of
  $23,908 in 1996 and $15,872 in 1995  ....................................     27,487     39,073
Deferred charges and other assets .........................................     22,249     17,272
                                                                              --------   --------

   Total assets ...........................................................   $280,658   $197,655
                                                                              ========   ========

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 December 31,
                                                                                1996        1995
                                                                              ---------   ---------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
  Payables to affiliated registered investment companies for sales of
    capital stock .........................................................   $   1,715   $   1,662
  Accounts payable and accrued expenses ...................................      41,115      20,752
  Dividends payable .......................................................      13,737        --
  Interest payable ........................................................       1,208       1,482
  Taxes payable ...........................................................       4,466       5,832
  Compensation payable ....................................................      40,142      31,831
  Deferred income tax .....................................................        --         6,254
  Credit facility to finance deferred sales commissions ...................      30,130      43,921
  Notes payable ...........................................................      97,250     110,000
                                                                              ---------   ---------

        Total liabilities .................................................     229,763     221,734
                                                                              ---------   ---------
  Stockholders' equity (deficit):
    Common stock of $.0025 par value per share:
       authorized 4,240,000 shares in 1996 and 1995, issued and
       outstanding 2,400,323 shares in 1996 and 2,243,800 shares
       in 1995 ............................................................           6           6
    Class B common stock of $.0025 par value per share:
       authorized, issued and outstanding 1,037,100 shares ................      35,000      35,000
    Additional paid-in capital ............................................      10,330       3,275
    Retained earnings (deficit) ...........................................       5,447     (62,749)
    Net unrealized appreciation of marketable equity securities, net of
       applicable taxes ...................................................          62         450
    Translation gain (loss) ...............................................          50         (61)
                                                                              ---------   ---------

        Total stockholders' equity (deficit) ..............................      50,895     (24,079)
                                                                              ---------   ---------

        Total liabilities and stockholders' equity (deficit) ..............   $ 280,658   $ 197,655
                                                                              =========   =========







          See accompanying notes to consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                              Years Ended December 31,
                                                                         ----------------------------------
                                                                           1996         1995        1994
                                                                         ---------    ---------   ---------
Management and advisory fees .........................................   $ 251,432    $ 146,807   $  97,153
Commission income ....................................................      49,330       43,748      18,898
Distribution fee income ..............................................      39,884       25,973      13,132
Other operating revenues .............................................      45,834       29,704      13,300
                                                                         ---------    ---------   ---------

    Total operating revenues .........................................     386,480      246,232     142,483
                                                                         ---------    ---------   ---------

Compensation and related expenses ....................................     126,820       85,195      50,029
Other administrative expenses ........................................      73,639       45,745      32,057
Interest and amortization of financing costs .........................      13,527       18,585      16,996
Depreciation and amortization ........................................      17,883       17,374      11,395
Other expenses .......................................................      13,328        2,423       1,678
                                                                         ---------    ---------   ---------

    Total operating expenses .........................................     245,197      169,322     112,155
                                                                         ---------    ---------   ---------

Income before income taxes and extraordinary item ....................     141,283       76,910      30,328
Income tax expense ...................................................      51,634       28,807      11,072
                                                                         ---------    ---------   ---------

Income before extraordinary item .....................................      89,649       48,103      19,256
Extraordinary item - extinguishment of debt, net of taxes of $289 ....         537         --          --
                                                                         ---------    ---------   ---------

Net income ...........................................................   $  89,112    $  48,103   $  19,256
                                                                         =========    =========   =========

Earnings Per Share
Income before extraordinary item .....................................   $   24.33    $   13.76   $    5.49
Extraordinary item, net of tax .......................................        (.15)        --          --
                                                                         ---------    ---------   ---------

Net income ...........................................................   $   24.18    $   13.76   $    5.49
                                                                         =========    =========   =========

Weighted average shares outstanding ..................................       3,685        3,495       3,510
                                                                         =========    =========   =========



          See accompanying notes to consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)




                                                                                                             Total
                                                                       Common    Additional     Retained  Stockholders'
                                                            Common      Stock     Paid-in       Earnings     Equity
                                                            Stock      Class B     Capital      (Deficit)   (Deficit)
                                                          ------------------------------------------------------------
Balance at December 31, 1993  .........................   $       5   $  35,000   $    --      $(126,070)   ($ 91,065)
Change in net unrealized depreciation of
   marketable equity securities, net of tax ...........        --          --          --            (39)         (39)
Stock option expense ..................................        --          --          --             28           28
Cash dividends ($.40 per share)  ......................        --          --          --         (1,270)      (1,270)
Net income ............................................        --          --          --         19,256       19,256
                                                          ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1994 ..........................           5      35,000        --       (108,095)     (73,090)
Change in net unrealized appreciation of
   marketable equity securities, net of tax ...........        --          --          --            489          489
Translation loss ......................................        --          --          --            (61)         (61)
Stock option expense ..................................        --          --          --             61           61
Shares issued upon exercise of options ................           1        --         3,275         --          3,276
Cash dividends ($.90 per share) .......................        --          --          --         (2,857)      (2,857)
Net income ............................................        --          --          --         48,103       48,103
                                                          ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1995  .........................           6      35,000       3,275      (62,360)     (24,079)
Change in net unrealized depreciation of
   marketable equity securities, net of tax ...........        --          --          --           (387)        (387)
Translation gain ......................................        --          --          --            111          111
Stock option expense ..................................        --          --          --             33           33
Stock purchase loans ..................................        --          --        (3,804)        --         (3,804)
Shares issued upon exercise of options ................        --          --        10,859         --         10,859
Cash dividends ($2.15 per share) ......................        --          --          --         (7,213)      (7,213)
Dividends declared ($4.00 per share) ..................        --          --          --        (13,737)     (13,737)
Net income ............................................        --          --          --         89,112       89,112
                                                          ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1996 ..........................   $       6   $  35,000   $  10,330    $   5,559    $  50,895
                                                          =========   =========   =========    =========    =========




          See accompanying notes to consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Years Ended December 31,
                                                                                1996         1995         1994
                                                                            ------------ ------------ ------------
Cash flows from operating activities:
  Net income...........................................................       $89,112      $48,103      $19,256
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.........................................       19,576       19,373       12,616
  Deferred income tax..................................................       (11,160)      (4,945)       9,957
  Gain (loss) on sales of investments..................................        (1,584)      (1,671)        (330)
  Extraordinary item, net of tax.......................................           537            -            -
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable.........................       (17,094)     (12,021)         386
    Decrease (increase) in prepaid expenses............................            14         (190)         174
    Increase in financing costs........................................          (889)      (1,194)        (442)
    Decrease (increase) in deferred sales commissions..................         3,550      (11,649)     (37,861)
    Increase in deferred charges and other assets......................        (5,104)      (4,301)        (677)
    Increase (decrease) in payables to affiliated registered
      investment companies.............................................            53          714       (1,362)
    Increase in accounts payable and accrued expenses..................        20,363        9,166          327
    Decrease in interest payable.......................................          (274)        (438)         (38)
    Increase in taxes payable..........................................         5,566        5,759        1,871
    Increase in compensation payable...................................         8,311       13,233        4,380
                                                                              -------      -------      -------
    Total adjustments..................................................        21,865       11,836      (10,999)
                                                                              -------      -------      -------
      Net cash provided by operating activities........................       110,977       59,939        8,257
                                                                              -------      -------      -------

Cash flows from investing activities:
  Sales of investments.................................................        11,928       16,097        7,686
  Purchases of investments.............................................       (10,018)        (828)     (18,562)
  Purchases of furniture, equipment and leasehold
    improvements.......................................................       (20,205)      (8,872)      (4,959)
  Acquisition costs paid...............................................        (3,607)     (12,150)           -
                                                                              -------      -------      -------
      Net cash used in investing activities............................       (21,902)      (5,753)     (15,835)
                                                                              -------      -------      -------
Cash flows from financing activities:
  Proceeds from long-term debt.........................................             -       15,767       40,854
  Principal repayments of long-term debt...............................       (26,970)     (52,275)     (24,827)
  Payment of common stock cash dividends...............................        (7,213)      (2,857)      (1,270)
  Proceeds from exercise of stock options..............................           412        1,793            -
                                                                              -------      -------      -------
      Net cash (used in) provided by financing activities..............       (33,771)     (37,572)      14,757
                                                                              -------      -------      -------
      Net increase in cash and cash equivalents........................        55,304       16,614        7,179
Cash and cash equivalents at beginning of year.........................        42,148       25,534       18,355
                                                                              -------      -------      -------
Cash and cash equivalents at end of year...............................       $97,452      $42,148      $25,534
                                                                              =======      =======      =======



          See accompanying notes to consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      Basis of Presentation and Principles of Consolidation

      The consolidated financial statements include the accounts of A I M Management Group Inc. and its wholly-owned subsidiary, A I M Advisors, Inc. (collectively, the "Company") and other indirectly owned subsidiaries; A I M Distributors, Inc., A I M Capital Management, Inc., Fund Management Company,
A I M Fund Services, Inc., A I M Institutional Fund Services, A I M Insurance Agency of Alabama, Inc., A I M Insurance Agency of New Mexico, Inc., and A I M Insurance Agency of Ohio, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      During 1995, A I M Capital Management, Inc. contributed capital to purchase the shares of A I M Global Holdings, Inc. ("AIM Global"), a Delaware corporation. AIM Global was formed as a holding company for the international operations of the Company. Certain AIM Global subsidiaries provide investment advisory and related services to mutual funds established by the Company for sale to investors located outside the United States and help identify other investment opportunities and potential clients who might use the investment advisory services of the Company's United States investment advisory subsidiaries.

      The Company provides investment advisory services, distribution services and transfer agent services to registered management investment companies, and investment advisory services to managed accounts and mutual funds located outside the United States.

      Cash and Cash Equivalents

      For purposes of the statements of cash flows, the Company considers all highly liquid assets such as cash in banks and certain amounts in money market funds (affiliated registered investment companies) to be cash equivalents.


      Financial Instruments

      The following methods or assumptions were used by the Company to estimate the fair value of its financial instruments as of December 31, 1996 and 1995:

      Cash and cash equivalents - The carrying amounts reported on the Company's consolidated balance sheet approximate fair value for these financial instruments, which are short-term investments, due to their maturity of 90 days or less.

      Accounts receivable - The carrying amount reported on the Company's consolidated balance sheet approximates fair value.

      Investments in affiliated registered investment companies - Fair value is based on the quoted market price of these publicly traded securities.

      Accounts payable - The carrying amount reported on the Company's consolidated balance sheet approximates fair value.

      Credit facility to finance deferred sales commission - The carrying amount reported on the Company's consolidated balance sheet approximates fair value for this financial instrument.

      Notes payable - The fair value is 108.5% and 102% of carrying amount based on the quoted market price for this publicly traded debt at December 31, 1996 and 1995, respectively.

                   A I M  MANAGEMENT GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Investments in Marketable Securities

      The Company classifies its investments in affiliated registered investment companies and equity securities as available-for-sale. Available-for-sale requires the securities to be recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity (deficit), net of applicable income taxes.

      Should the Company decide to sell its investments in affiliated registered investment companies, the Company is not aware of any adverse impact on the affiliated registered investment companies resulting from its decision. Although not restricted in certain circumstances, marketing considerations of the Company may make it inadvisable to sell investments in affiliated registered investment companies.

      Depreciation and Amortization

      Depreciation and amortization of furniture, equipment and leasehold improvements are charged to operations using the straight-line method over the estimated useful lives of the assets, which range from three to 10 years.

      Acquisition and Organization Costs

      Direct costs to acquire affiliated registered investment companies consist primarily of acquisition costs of obtaining management contracts, shareholder base and servicing records, legal fees, printing costs, and initial promotional costs. Such costs are amortized on a straight-line basis over periods ranging from five to 40 years. The Company periodically reviews the attrition of shareholders and their related account balances to ensure that such costs are being amortized in a manner that reflects its actual experience. If actual experience relating to attrition indicates that the weighted average lives of the acquisition and organization costs should be shortened, the costs assigned will be amortized over the shorter life commencing in the year in which the new estimate is determined. The current evaluations of the estimated remaining lives have had no material effect on the Company's financial position or results of operations.

      Acquisition and organization costs (amortization life) at December 31, 1996 and 1995 include the following (in thousands):



                                                              1996        1995
                                                            --------    --------
Shareholder lists (15 to 19 years) ......................   $ 40,123    $ 36,505
Covenant not to compete (5 years) .......................      4,250       4,250
Excess of purchase cost over fair value of net assets
   acquired (40 years) ..................................      9,574       9,574
Organization costs (5 years)  ...........................        735         746
Accumulated amortization ................................    (15,383)    (12,114)
                                                            --------    --------
                                                            $ 39,299    $ 38,961
                                                            ========    ========

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      The allocation of acquisition and organization costs is primarily based on independent valuation studies. These studies assisted the Company in determining the applicable amortization periods assigned to shareholder lists.

      Financing Costs

      Financing costs relate primarily to legal and underwriting expenses incurred by the Company in connection with obtaining financing. Financing costs are amortized to expense over the term of the related financing which is approximately one to 10 years.


      Deferred Sales Commissions

      Certain managed funds sell a class of shares without a sales commission at the time of purchase ("Class B Shares"). However, the shareholder is subject to a contingent deferred sales charge ("CDSC") if the Class B Shares are redeemed within six years of purchase. Sales of Class B Shares require the Company to pay sales commissions to financial intermediaries. Through March 31, 1995, such commission payments were capitalized and amortized over the six-year period that the shareholder is subject to a CDSC payment. Under most circumstances, the CDSC paid to the Company will be greater than the related unamortized portion of the commissions paid to the financial intermediaries when the Class B Shares were sold. CDSC payments received by the Company from redeeming Class B shareholders reduce unamortized deferred sales commissions.


      Deferred Charges and Other Assets

      At December 31, 1996, the largest component of deferred charges and other assets was merger costs of approximately $11,994,000 which will be reimbursed according to the terms of the Merger. See note 10 for discussion of the Merger (as defined below). At December 31, 1995, it consisted primarily of deferred compensation expense related to the Company's Management Incentive Plan of approximately $10,714,000. In 1996, the entire amount of compensation expense was charged to expense. Prior to 1996, the Company's policy was to defer a portion of the expense as described in note 9.


      Revenue Sources and Recognition Principles

      Management and advisory fees, distribution fee income and other operating revenues are all accrued as earned. Commission income on the sale of certain classes of mutual funds is recorded on the settlement date, net of amounts paid to unaffiliated intermediaries. Settlement date basis as compared to trade date basis has no material effect on the Company's financial position or results of operations.

      Certain Company-sponsored mutual funds have 12b-1 distribution plans ("12b-1 Plans") adopted pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended, with regard to their Class B Shares. The Company has sold to Citibank its right to receive future distribution fees under 12b-1 plans and CDSCs (the "Fees") attributable to certain Class B shares sold on or after April 1, 1995. Accordingly, the Company receives no revenues related to such future distribution fee income streams that have been sold.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Federal Income Taxes

      The Company files a consolidated federal income tax return which includes the Company's consolidated subsidiaries. Deferred tax liabilities or assets are established for temporary differences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Additionally, tax benefits relating to losses from certain foreign subsidiaries are currently not recorded since the recognition of future income is unknown. Certain foreign subsidiaries are not included in the consolidated return since they are subject to tax laws in other jurisdictions.

      Extraordinary Item

      During 1996, the Company expensed, as an extraordinary item, approximately $0.5 million, net of tax, related to a premium paid upon repurchase of an aggregate of approximately $12.8 million principal amount of its notes payable and the related financing costs. See note 3 for discussion of the Company's Debt and Funding Facilities.

      Earnings Per Share

      Primary earnings per share are determined on the basis of weighted average number of shares of Class B common stock, common stock, and common stock equivalents (stock options and warrants) outstanding.

      The Company's common stock and Class B common stock are not publicly traded and as a result, market prices are not available. The fair value of the Company's common stock and Class B common stock is used to apply the treasury-stock method for computation of the common stock equivalents. Independent valuation studies and other similar methods based on the earnings of the Company and other companies in the industry were performed to assist the Company in determining the fair value of the common stock and Class B common stock.

      Foreign Currency Translation

      Assets and liabilities of foreign subsidiaries are translated at current exchange rates as of the end of the accounting period, and related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from operations and are recorded as a separate component of stockholders' equity (deficit). Foreign currency transaction gains and losses are reflected in operations currently.


      Stock Compensation Plans

      The Company accounts for its stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion #25, "Accounting for Stock Issued to Employees" ("APB 25") which requires that compensation cost be recognized at date of grant for stock options issued only if the current market price exceeded the exercise price. Beginning 1996, the Company adopted Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which encourages companies to adopt a fair value based method of accounting for stock compensation plans. Based on the

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


fair value method of accounting, the fair value for all stock options at date of grant is expensed over the vesting period. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for stock option grants made in 1995 and future years as if the fair value based method as described in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123, see note 7.

      Reclassification of Prior Year Amounts

      Certain reclassifications have been made to conform prior year amounts to the 1996 presentation. Amounts in prior years recorded as Class B common stock have been reclassified to stockholders' equity to reflect the elimination of the put option as a result of the Merger (as defined below). See note 6 for discussion of Class B common stock.


(2)   INVESTMENTS IN MARKETABLE SECURITIES

      The following are the unrealized gains and losses on investments recorded as available-for-sale at December 31, 1996 and 1995:

                                                             Unrealized  Unrealized
                                                  Cost         Gains       Losses     Fair Value
                                             -------------------------------------------------------
             1996                                                (in thousands)
Affiliated Registered Investment Companies   $    5,439           75         --     $    5,514

             1995
Affiliated Registered Investment Companies   $    4,616          663           10   $    5,269
Other Equity Investments                     $    1,158         --            117   $    1,041

      Gains of $1.6 million were realized in 1996 on sales of securities available-for-sale. The specific identification method was used to determine the cost in computing the realized gains and losses on sales of investments in affiliated registered investment companies.


 (3)  DEBT AND FUNDING FACILITIES

      Debt facilities outstanding consisted of the following at December 31, 1996 and 1995 (in thousands):

                                                                                          1996       1995
                                                                                        --------   --------
      Notes payable due 2003 at an interest rate of 9% ..............................   $ 97,250   $110,000

      Credit facility to finance deferred sales commissions due in installments
           (as discussed below) through 1999 at an interest rate equal to the
           LIBOR rate plus .75%, or the Bank's Base Rate ............................     30,130     43,921
                                                                                        --------   --------
                                                                                        $127,380   $153,921
                                                                                        ========   ========

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)   DEBT AND FUNDING FACILITIES - CONTINUED

Scheduled maturities of long-term debt outstanding at December 31, 1996 are as follows (in thousands):

1997   .................................   $   330
1998   .................................   $14,900
1999   .................................   $14,900
2000   .................................      --
2001   .................................      --
2002 and thereafter ....................   $97,250

      In 1993, the Company entered into a credit agreement to borrow an aggregate principal amount of $180 million from a bank group (the "Bank Facility") structured as four tranches. The Company borrowed $170 million and repaid a portion with the proceeds from the notes payable. Additionally, the Company reborrowed the principal amounts under one tranche to finance costs to fund up-front payments of Class B Share commissions to financial intermediaries.

      Since 1993, the credit agreement related to the Bank Facility has been amended and restated to reflect certain changes, including a reduction in the interest rate payable on borrowings thereunder, and the repayment of and deletion from the Bank Facility of all but one tranche thereunder. The remaining tranche permits amounts to be borrowed, repaid and reborrowed as a series of term loans until November 30, 2000 for working capital purposes. Effective June 26, 1996, the Bank Facility was amended to provide that the security interests securing the amounts borrowed under the remaining tranche were released. In connection with the release of such security interests, the security interests securing the notes payable were also released effective June 26, 1996, as provided in the Indenture. As of December 31, 1996 approximately $44,700,000 was available under the Bank Facility as a series of term loans to the Company for working capital purposes.

      On November 3, 1993, the Company issued $110,000,000 principal amount of its notes payable in a public offering. The interest on the notes payable is payable semiannually on May 15 and November 15 of each year. The notes payable are redeemable in cash at the option of the Company on or after November 15, 1998. On February 28, 1997, a Change in Control (as defined in the indenture) occurred which required the Company to extend a Tender Offer (as defined below). See note 10 for further discussion of the Merger and Tender Offer (as defined below).

      In May 1995, the Company entered into agreements establishing a program (the "Program") with Citibank to provide additional funding for payment of Class B Share commissions once amounts available to fund such commissions under the Bank Facility had been substantially utilized. Pursuant to the Program, during the second quarter of 1995, the Company began selling to Citibank the right to receive the Fees attributable to certain Class B Shares sold on or after April 1, 1995 for a purchase price equal to a percentage of the price at which each Class B Share is sold. The Program has been amended several times since May 1995 to increase the total amount of financing for Class B Share commissions payable by the Company. The amount of financing under the Program can be further increased from time to time in connection with securitization transactions closed by Citibank. As of December 31, 1996, the total amount of the Program was approximately $324,600,000 of which approximately $47,100,000 remained available to the Company.

                   A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)   DEBT AND FUNDING FACILITIES - CONTINUED


      On June 26, 1996, the Company entered into agreements establishing a credit facility (the "B Share Facility") with Citibank and other financial institutions to provide a method of financing the payment of Class B Share Commissions as an alternative to the Program. The aggregate amount of financing available under the B Share Facility is $200,000,000. The Company may increase such amount to $250,000,000 if certain conditions are met. On June 27, 1996, approximately $37,000,000 under the B Share Facility was used to repay the remaining amount owed under the Bank Facility for the Company's borrowings to finance the payment of Class B Share commissions. The B Share Facility is secured only by the Fees attributable to Class B Shares which have not been sold under the Program. The terms of the B Share Facility provide that the Company must prepay each month an amount equal to the 12b-1 Plan distribution fees for certain Class B Shares and the CDSCs paid by shareholders for early redemption of certain Class B Shares. Such mandatory prepayments are credited toward the amount required to be paid by the Company if the outstanding principal balance under the B Share Facility exceeds a computed amount.

      The Company paid interest of approximately $11,797,000, $16,843,000 and $15,249,000, in 1996, 1995 and 1994, respectively.


(4)   FEDERAL AND STATE INCOME TAXES


      The following is a reconciliation of the income tax expense amount computed by applying the effective statutory federal income tax rate to the actual tax expense provided (in thousands):

                                                                1996                 1995                1994
                                                                ----                 ----                -----
                                                          Amount    Percent    Amount    Percent    Amount    Percent
                                                          -------   -------    -------   -------    -------   -------
Tax expense at statutory rates ........................   $49,449      35.0%   $26,919      35.0%   $10,615      35.0%
Amortization of acquisition and organization
  costs ...............................................        89       0.1         96       0.1         98       0.3
State income taxes ....................................       623       0.4        543       0.7        154       0.5
Losses from foreign subsidiaries not currently
  deductible ..........................................       927       0.7        859       1.1       --        --
Other, net ............................................       546       0.4%       390       0.5        205       0.7
                                                          -------   -------    -------   -------    -------   -------
      Tax expense provided ............................   $51,634      36.6%   $28,807      37.4%   $11,072      36.5%
                                                          =======   =======    =======   =======    =======   =======


      The components of deferred income tax (asset) liability at December 31, 1996 and 1995 were as follows (in thousands):

                                                     1996        1995
                                                   --------    --------
Incentive compensation .........................   $(14,214)   $ (7,345)
Prepaid expenses ...............................        116         232
Acquisition and organization costs .............        (23)        (30)
Deferred sales commissions .....................      9,620      13,675
Other, net .....................................       (614)       (278)
Valuation allowance ............................       --          --
                                                   --------    --------
     Deferred income tax (asset) liability .....   ($ 5,115)   $  6,254
                                                   ========    ========

      The Company made total estimated federal and state income tax payments of approximately $58,072,000, $28,006,000, and $275,000 in 1996, 1995 and 1994,
respectively.

                 A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)   FEDERAL AND STATE INCOME TAXES (Continued)

      Deferred income tax expense (benefit) resulting from temporary differences in recognition of certain expenses for tax and financial statement purposes was approximately ($11,160,000), ($4,945,000), and $9,957,000 for
1996, 1995, and 1994, respectively.


(5)   CAPITAL REQUIREMENTS

      In accordance with regulations for registered brokers and dealers and registered investment advisors, certain subsidiaries of the Company are required to maintain a minimum capital amount. At December 31, 1996 and 1995, the Company was in compliance with the minimum capital regulations as required by the applicable regulatory authorities.

(6)   CAPITAL STOCK TRANSACTIONS

      The following is a summary of capital stock transactions for the years ended December 31, 1996 and 1995 (shares in thousands):

                                                 Class B
                                      Common     Common
                                       Stock     Stock
                                      -------   -------
Shares at December 31, 1994 .......     2,138     1,037
    Exercise of options ...........       106      --
                                      -------   -------
Shares at December 31, 1995 .......     2,244     1,037
    Exercise of options ...........       156      --
                                      -------   -------
Shares at December 31, 1996 .......     2,400     1,037
                                      =======   =======

      The Class B common stock has dividend and voting rights identical to those of the common stock, except that each share of the Class B common stock has one-half of a vote per share. Additionally, all shares of the Class B common stock may be exchanged for common stock at the option of the holder. In connection with the sale of the Class B common stock, the purchasers received the right to sell the Company the shares of Class B common stock (the "Put"). However, upon completion of the Merger (as defined below), the agreement pursuant to which the Put was established terminated. See note 10 for discussion of the Merger (as defined below).

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(7)   STOCK COMPENSATION PLANS

      The Company established the 1991 Stock Option Plan (the "1991 Plan" ), the 1993 Stock Option Plan for Employees ( "1993 Employee Plan " ) and the 1993 Stock Option Plan for outside Directors ("1993 Director Plan " ) for certain employees and directors. In 1995, the 1993 Employee Plan and the 1993 Director Plan were restated ( "1993 Employee Plan Restated" and "1993 Outside Director Plan Restated", respectively). The following is a summary description of these plans:

                                                                                    1993               1993
                                            1993                1993              Employee          Director
                        1991              Employee            Director              Plan              Plan
                        Plan                Plan                Plan              Restated          Restated
                   -------------        ------------       -------------      --------------      --------------
Shares
authorized
for grant              400,000             332,000             20,000             318,000                20,000

Option
Price                   $0.25                 -                  -                   -                     -

Vesting            25% one year         25% one            1/3rd one           1/4th one          1/3rd one
Period             from grant           year from          year from           year from          year from grant
                   date.                 grant             grant date.         grant date.        date.
                   25% at end           date.              1/6th at            1/48th at          1/36th at end
                   of each              12.5% at           end                 end                of each
                   subsequent           end of each        of each             of each            subsequent
                   12 month             subsequent         subsequent          subsequent         month.
                   period.              six month          six month           month.
                                        period             period.

      Options under these plans expire on the tenth anniversary date of grant. These plans may be amended or terminated by the Board of Directors at any time and in any respect. However, no such amendment or termination shall adversely affect any options previously granted without the written consent of the holder.

      The Company also has 40,000 warrants outstanding to purchase 40,000 shares of the Company's common stock. The exercise price of these warrants is $0.25 per share. The warrants expire on July 31, 2003.

      The following is a summary of pro forma net income and earnings per share of the Company for the years ended December 31, 1996 and 1995 as if the Company's stock compensation plans were accounted for using the fair value method of accounting for options granted after January 1, 1995 (in thousands, except per share amounts):

                                                         1996          1995
                                                        -------      -------
Net Income                  As Reported                 $89,112      $48,103
                            Pro Forma                   $89,061      $48,101

Earnings per share          As Reported                 $ 24.18      $ 13.76
                            Pro Forma                   $ 24.17      $ 13.76

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(7)   STOCK COMPENSATION PLANS (CONTINUED)

      The fair value of options at date of grant was estimated using the minimum value method with the following weighted-average assumptions:

                                                      1996            1995
                                                  ------------    ------------
          Expected life  (years)                       5               5

          Risk-free interest rate                     6.31%         5.51-6.95%

          Expected annual dividend yield               .8%            1.2%



      A summary of the status of the Company's stock compensation plans as of December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is presented below:

                                            1996                  1995                 1994
                                      -------------------   -------------------  ------------------
                                                  Weighted             Weighted            Weighted
                                                  Average              Average             Average
                                       Number     Exercise   Number    Exercise   Number   Exercise
                                       Shares     Price      Shares     Price     Shares    Price
                                      -------    --------   -------    --------  -------   --------
Outstanding at beginning of year      602,225    $  37.89   611,000    $  25.97  505,000   $  20.67

Granted                                 2,000      135.50   102,750       86.99  106,000      51.26

Exercised                            (156,523)      26.94  (105,900)      16.92     --         --
Forfeited                             (17,625)      58.02    (5,625)      35.00     --         --
                                      -------               -------              -------
Outstanding at end of year            430,077       41.51   602,225       37.89  611,000      25.97
                                      =======               =======              =======

Options exercisable at end of year    262,969       27.81    74,475       20.64  229,500      15.40

Weighted-average fair value of
        options granted during the
        year (per share)             $  13.35               $  2.89              $  2.77


        The following table summarizes stock options outstanding at December 31, 1996:

                                Options Outstanding            Options Exercisable
                  ----------------------------------------    -----------------------
                             Weighted
       Range of               Average         Weighted                   Weighted
       Exercise   Number     Remaining         Average        Number     Average
       Prices     Shares  Contractual Life  Exercise Price    Shares   Exercise Price
       ------     ------  ----------------  --------------    ------   --------------
        $6.11     110,000     5.00 years     $ 6.11          110,000      $ 6.11
        12.73      18,000     5.75            12.73           18,000       12.73
        22.50       5,000     6.50            22.50            2,500       22.50
        35.00     128,701     7.00            35.00           81,201       35.00
  49.70-52.50      88,626     8.00            51.87           31,876       51.85
        96.00      77,750     9.00            96.00           19,392       96.00
       135.50       2,000     9.33
                 --------                                   --------
                  430,077                                    262,969
                 ========                                   ========

                   A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES

(8)   RELATED PARTY TRANSACTIONS

      During 1996, the Company paid Insource Technology Group, Inc. ("Insource") approximately $3,016,000 for the provision of software development and related consulting services. A certain director of the Company is a director and Chairman of the Board of Directors of Insource.

      The Company makes available to its employees a loan program whereby an employee may borrow the amounts necessary to pay for the exercise price of stock options exercised and to pay a portion of the applicable taxes. The interest rate on these loans, which are collateralized by the stock, range from 5.45% to 6.64%. The principal is due either (a) five years from date of the loan, (b) 90 days after the employee terminates employment, (c) 365 days after the employee's death or (d) 15 months after the stock is publicly traded on a national securities exchange or market. At December 31, 1996, employee loans totaled approximately $8,555,000 which consists of $4,751,000 related to the applicable taxes and $3,804,000 related to the exercise price.


(9)   COMMITMENTS AND CONTINGENT LIABILITIES

      The Company leases office space under noncancellable agreements. The following is a schedule, by years, of future minimum based rental payments required under the office space lease (in thousands):

1997.  ...........................................   $ 5,488
1998.  ...........................................     5,877
1999.  ...........................................     5,894
2000.  ...........................................     5,987
2001.  ...........................................     6,383
2002 and thereafter ..............................    14,848

      The primary office space lease agreement contains an escalation clause for the pass-through of the Company's pro rata share of the lessor's increased operating costs. Total rent expense was approximately $5,087,000, $3,440,000 and $2,583,000 in 1996, 1995 and 1994, respectively.

      The Company maintains a profit sharing plan covering substantially all employees. The amounts awarded under the plan are at the discretion of the Board of Directors. Profit sharing contributions are based primarily on a percentage of the participants' salaries and are accrued in the year the participants' wages are earned. An additional contribution at the Company's discretion was accrued during 1996, 1995 and 1994. Total contributions to the plan for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $4,018,000 $3,393,000 and $2,187,000, respectively.

      The Company has a Management Incentive Plan (the "Plan") under which amounts are awarded at the discretion of the Board of Directors. Under the Plan, participants are paid 50% of the award generally in March of each year following the Plan year with the remaining 50% paid the following January. The payments relating to an individual's award are contingent upon the participant's continued employment by the Company. In 1996, the entire amount of the Plan was charged to expense. Prior to 1996, the Company's policy had been to record one-half of the Plan as expense for that Plan year with the balance to be recognized as expense over the succeeding year or years as applicable in relation to the years of payout. The Plan expense for 1996, 1995 and 1994 was approximately $40,002,000, $20,873,000 and $8,794,000, respectively.

      Investment advisory contracts between A I M Advisors, Inc. and the registered investment companies which it manages provide for maximum expenses, excluding interest, brokerage fees and taxes, which may be incurred by each of the companies during any single fiscal year. Should any of these expenses exceed limitations on the operating expenses of the registered investment company imposed by the securities laws or regulations of any state or jurisdiction in which shares of the investment company are qualified for sale or limitations imposed by contractual arrangement, A I M Advisors, Inc. would be required to reduce its fee by the amount of such excess expenses.

                   A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES

      The Company has asserted against it claims that result from litigation in the ordinary course of business. Management believes that the ultimate resolution of such matters will not materially affect the financial position or results of operations of the Company.


(10)  SUBSEQUENT EVENTS

      On November 4, 1996, the Company and INVESCO plc ("INVESCO"), a company incorporated under the laws of England, announced the execution of an agreement and plan of merger (the "Merger Agreement") pursuant to which the Company would merge with and into AVZ Inc., a direct wholly-owned subsidiary of INVESCO, with AVZ Inc. being the surviving corporation (the "Merger"). The Merger Agreement valued A I M Management Group Inc. at approximately $1.6 billion as of November 4, 1996. The consideration paid in connection with the Merger, which was completed as of February 28, 1997, consisted of (i) 290 million Ordinary Shares of INVESCO, allocated among all outstanding shares of Old Common Stock of the Company, par value $0.0025 per share ("Old Common Stock"), all outstanding shares of the Class B common stock of the Company, par value $0.0025 per share and vested and unvested options and a warrant for Old Common Stock, and (ii) cash in an amount estimated at February 28, 1997 to be approximately $544 million, which was allocated among the Company's stockholders, the holders of certain vested options for Old Common Stock and a warrant for Old Common Stock. The actual amount of the cash consideration will be adjusted to take into account certain transaction expenses, certain balance sheet items and the Company's net income and dividends paid from September 1, 1996 through the closing date of the Merger. Upon consummation of the Merger, the Company's stockholders, option holders and warrant holder owned approximately 45 percent of the INVESCO Ordinary Shares on a fully diluted basis.

      After the Merger was completed, AVZ Inc. contributed all of the assets and liabilities obtained in connection with the Merger to A I M Management Group Inc. (formerly, A I M Management Group Acquisition Corp.) ("New AIM"), a wholly-owned subsidiary of AVZ Inc. (the "Drop-Down Transaction"). In connection with the Merger and the Drop-Down Transaction, supplemental indentures to the Indenture were delivered, and as of February 28, 1997, New AIM became the obligor under the Notes.

      The Merger constitutes a "Change in Control" as defined under the Indenture. The Indenture provides that within fifteen days following an occurrence of a Change in Control, New AIM must offer to purchase the Notes from the holders (The "Tender Offer") thereof for an amount equal to 101% of the principal amount plus accrued and unpaid interest to the date the Notes are accepted for purchase by New AIM. The Tender Offer will be made by New AIM upon such terms and subject to such other conditions as are set forth in the Indenture. Materials regarding The Tender Offer were sent out by New AIM to holders of record of the Notes on or before March 14, 1997. Management does not expect that the Tender Offer will have a material adverse impact on New AIM's financial position or results of operations.

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
------    ----------------------
3.1       Certificate of Incorporation of the Company, dated February 11, 1997

3.2       By-Laws of the Company, effective February 19, 1997

4.2       First Supplemental Indenture, among AVZ Inc., AIM Advisors and Fleet National Bank, dated as of
          February 28, 1997

4.3       Second Supplemental Indenture, among the Company, AIM Advisors and Fleet National Bank, dated as of
          February 28, 1997

10.9      A I M Management Group Inc. Management Incentive Plan effective March 1996

10.19     Waiver, Consent and Amendment No. 1 (to the Third Amended and Restated Credit Agreement) dated as of February 28, 1997, among the Company, the Tranche A Lenders named therein, Citibank, N.A., The
          Chase Manhattan Bank and NationsBank, N.A (South)

10.23     Consent to Waiver, Consent and Amendment No. 1 (to the Third Amended and Restated Credit Agreement)
          dated as of February 28, 1997, by A I M Advisors, Inc.

10.32     Waiver, Consent and Amendment No. 1 (to the B Share Credit Agreement) dated as of February 28,
          1997, among the Company, the lenders and co-agents named therein, and Citibank, N.A.

10.34     Consent to Waiver, Consent and Amendment No. 1 (to the B Share Credit Agreement) dated as of
          February 28, 1997, by A I M Advisors, Inc.

10.44     Amendment No. 6 (Letter Agreement), dated as of December 3, 1996, among the Company, Citibank, N.A.
          and Citicorp North America, Inc.

10.47     Employment Agreement dated as of November 4, 1996, between the Company, INVESCO PLC and Charles T.
          Bauer

10.49     Employment Agreement dated as of November 4, 1996, between the Company, INVESCO PLC and Gary T.
          Crum

10.51     Employment Agreement dated as of November 4, 1996, between the Company, INVESCO PLC and Robert H.
          Graham

10.53     Employment Agreement dated as of November 4, 1996, between the Company, INVESCO PLC and Michael J.
          Cemo

10.54     Employment Agreement dated as of November 4, 1996, between the Company, INVESCO PLC and Scott G.
          Lucas

10.55     Amendment No. 1 dated as of February 20, 1997, to the Employment Agreement between the Company,
          INVESCO PLC and Scott G. Lucas

10.82     Amendment No. 26, dated November 29, 1996, to the Lease Contract for premises located at 11
          Greenway Plaza, Houston, Texas

10.83     Amendment No. 27, dated January 16, 1997, to the Lease Contract for premises located at 11 Greenway
          Plaza, Houston, Texas

10.86     Master Investment Advisory Agreement, dated February 28, 1997, between AIM Equity Funds, Inc. and
          AIM Advisors

10.90     Master Investment Advisory Agreement, dated February 28, 1997, between AIM Funds Group and AIM
          Advisors

11        Statement of Computation of Earnings Per Share

21        List of Subsidiaries of the Company

27        Financial Data Schedule