Form 10-Q
period 1997-03-31
A I M MANAGEMENT GROUP INC /DE/
filed 1997-05-07
CIK 911218

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997


                        Commission file number: 33-67866



                          A I M  MANAGEMENT GROUP INC.
             (Exact name of registrant as specified in its charter)



                  Delaware                                                        76-0528004
(State or other jurisdiction of incorporation                                   (I.R.S. Employer
                or organization)                                                Identification  No.)


              11 Greenway Plaza, Suite 100, Houston, Texas  77046
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


Yes     X        No
    ----------      ----------

                                                                                 Outstanding at
              Class                                                              March 31, 1997
         ---------------                                                         --------------
Common Stock, $0.01 par value                                                        1,000

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                            March 31,  December 31,
                                                                                               1997       1996
                                                                                             --------   --------
                                                                                                 (unaudited)
                                         ASSETS
Cash and cash equivalents (primarily affiliated registered investment
    companies) ...........................................................................   $ 50,535   $ 97,452
Accounts receivable:
    Due from dealers for sales of capital stock of affiliated
          registered investment companies ................................................      1,014      1,723
    Management fees due from affiliated registered investment companies ..................     26,541     25,071
    Management fees due from managed accounts ............................................        342        428
    Due from parent company ..............................................................     36,566         --
    Other, primarily due from affiliated registered investment companies .................     21,149     31,916
                                                                                             --------   --------

          Total accounts receivable ......................................................     85,612     59,138
                                                                                             --------   --------

Prepaid expenses .........................................................................      1,599      1,329

Deferred income tax ......................................................................        771      5,115

Investments in affiliated registered investment companies ................................     28,957      5,514
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $23,061 in 1997
    and $20,673 in 1996 ..................................................................     31,485     29,336
Acquisition and organization costs, net of accumulated amortization of
     $16,219 in 1997 and $15,383 in 1996 .................................................     38,562     39,299
Financing costs, net of accumulated amortization of $7,021 in 1997
    and $ 6,736 in  1996 .................................................................      5,465      5,733
Deferred sales commissions, net of accumulated amortization of
    $25,732 in 1997 and $23,908 in 1996 ..................................................     24,814     27,487
Deferred charges and other assets ........................................................     11,429     10,255
                                                                                             --------   --------

          Total assets ...................................................................   $279,229   $280,658
                                                                                             ========   ========

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                               March 31, December 31,
                                                                                                  1997       1996
                                                                                                --------   --------
                                                                                                  (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Payables to affiliated registered investment companies for sales of
       capital stock .....................................................................   $   1,012    $   1,715
    Accounts payable and accrued expenses ................................................      33,512       41,115
    Dividends payable ....................................................................          --       13,737
    Interest payable .....................................................................       3,444        1,208
    Taxes payable ........................................................................       2,099        4,466
    Compensation payable .................................................................      25,780       40,142
    Credit facility to finance deferred sales commissions ................................      26,467       30,130
    Notes payable ........................................................................      97,250       97,250
                                                                                             ---------    ---------

                Total liabilities ........................................................     189,564      229,763
                                                                                             ---------    ---------

    Stockholders' equity:
         Common stock of $.01 par value per share in 1997 and $.0025 par value per share in 1996:
                authorized 1,000 in 1997 and 4,240,000 shares in 1996, issued and
                outstanding 1,000 in 1997 and 2,400,323 shares in 1996 ...................          --            6
         Class B common stock of $.0025 par value per share:
                authorized, issued and outstanding 1,037,100 shares in 1996 ..............          --       35,000
         Additional paid-in capital ......................................................      56,436       10,330
         Retained earnings ...............................................................      33,291        5,447
         Net unrealized appreciation (depreciation) of marketable equity
                 securities, net of applicable taxes .....................................          (8)          62
         Translation gain (loss) .........................................................         (54)          50
                                                                                             ---------    ---------

                Total stockholders' equity ...............................................      89,665       50,895
                                                                                             ---------    ---------

                Total liabilities and stockholders' equity ...............................   $ 279,229    $ 280,658
                                                                                             =========    =========


 See accompanying notes to unaudited interim consolidated financial statements.
                                       3

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS))
                                  (UNAUDITED)



                                                           Three Months Ended
                                                                 March 31,
                                                          --------------------
                                                            1997       1996
                                                          --------   --------
Management and advisory fees ..........................   $ 77,407   $ 51,403
Commission income .....................................      6,341     11,253
Distribution fee income ...............................      8,669      6,643
Transfer Agent Fees ...................................     10,012      6,981
Other operating revenues ..............................      3,512      2,284
                                                          --------   --------
    Total operating revenues ..........................    105,941     78,564
                                                          --------   --------
Compensation and related expenses .....................     36,018     27,395
Other administrative expenses .........................     18,953     11,936
Interest and amortization of financing costs ..........      3,068      3,669
Depreciation and amortization .........................      3,275      2,131
Other expenses ........................................        762        937
                                                          --------   --------
    Total operating expenses ..........................     62,076     46,068
                                                          --------   --------
Income before tax expense .............................     43,865     32,496
Income tax expense ....................................     16,027     11,944
                                                          --------   --------
Net income ............................................   $ 27,838   $ 20,552
                                                          ========   ========

 See accompanying notes to unaudited interim consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                        --------------------
                                                                                          1997         1996
                                                                                        --------    --------
Cash flows from operating activities:
    Net income ......................................................................   $ 27,838    $ 20,552
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization ...................................................      5,289       4,739
    Deferred income tax .............................................................      4,365       3,490
    Gain on sales of investments ....................................................        (72)         --
    Changes in assets and liabilities:
       Increase in accounts receivable ..............................................    (25,929)     (5,172)
       Increase in prepaid expenses .................................................       (270)        (32)
       Increase in financing costs ..................................................        (17)         --
       Decrease in deferred sales commissions .......................................        849         857
       (Increase) decrease in other assets ..........................................     (1,162)      4,368
       Decrease in payables to affiliated registered investment companies ...........       (703)        (42)
       Decrease in accounts payable and accrued expenses ............................    (14,603)     (2,781)
       Increase in interest payable .................................................      2,236       2,563
       Increase in taxes payable ....................................................      8,211       3,086
       Decrease in compensation payable .............................................    (14,362)    (20,565)
                                                                                        --------    --------
       Total adjustments ............................................................    (36,168)     (9,489)
                                                                                        --------    --------
         Net cash (used in) provided by operating activities ........................     (8,330)     11,063
                                                                                        --------    --------

Cash flows from investing activities:
     Sales of investments ...........................................................        155          --
     Purchases of investments .......................................................    (17,174)       (579)
     Purchases of furniture, equipment and leasehold improvements ...................     (4,591)     (3,087)
     Acquisition costs paid .........................................................        (99)         --
                                                                                        --------    --------
         Net cash used in investing activities ......................................    (21,709)     (3,666)
                                                                                        --------    --------

Cash flows from financing activities:
     Principal repayments of long-term debt .........................................     (3,663)     (3,979)
     Payment of common stock cash dividends .........................................    (13,737)         --
     Proceeds from exercise of stock options ........................................        522          93
                                                                                        --------    --------
         Net cash used in financing activities ......................................    (16,878)     (3,886)
                                                                                        --------    --------
         Net (decrease) increase in cash and cash equivalents .......................    (46,917)      3,511
Cash and cash equivalents at beginning of year ......................................     97,452      42,148
                                                                                        --------    --------
Cash and cash equivalents at end of period ..........................................   $ 50,535    $ 45,659
                                                                                        ========    ========

Supplemental cash flow disclosure:
     Cash paid for interest .........................................................   $    397    $    578
     Cash paid for taxes ............................................................   $  3,335    $  5,213




See accompanying notes to unaudited interim consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS



(1)      General

         The consolidated financial statements of A I M Management Group Inc., its predecessor and its subsidiaries (collectively, the "Company") have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles, and reflect all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the financial statements and notes contained in the Form 10-K of A I M Management Group Inc. for the year ended December 31, 1996 File Number 33-67866. Certain reclassifications have been made to conform prior year amounts to the 1997 presentation.

(2)      Merger

         On February 28, 1997, the Company's predecessor merged with and into AVZ Inc., a subsidiary of INVESCO PLC, with AVZ Inc. as the surviving corporation (the "Merger"). Immediately after the Merger, AVZ Inc. contributed all of the assets and liabilities received in connection with the Merger to the Company, a direct wholly-owned subsidiary of AVZ Inc. Effective March 3, 1997, the name of INVESCO PLC was changed to AMVESCO PLC, and it is expected that the name will be further changed to AMVESCAP PLC in the first half of 1997.

         In connection with the Merger, the Company assumed the obligations of its predecessor entity and became the obligor under the Notes. Additionally, in connection with the Merger and pursuant to the indenture for the Notes, the Company commenced a tender offer for the purchase of the Notes from the holders thereof for an amount equal to 101% of the principal amount plus accrued and unpaid interest to the date the Notes are accepted for purchase by the Company. As of April 30, 1997, no Notes had been tendered pursuant to the Company's tender offer. The Company's tender offer expired on May 5, 1997.

         As a result of the Merger, earnings per share as of March 31, 1997 is not applicable. The earnings per share information for March 31 and December 31, 1996 is not comparable and therefore is not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         A I M Management Group Inc.'s largest sources of revenues are mutual fund management and advisory fees, distribution fee income, transfer agent fees, and commission income earned from underwriting and distributing retail mutual fund shares. Other sources of operating revenues include accounting service fees and interest income. The term "Company," as used herein, unless the context otherwise requires, refers to A I M Management Group Inc., its predecessor and its direct and indirect subsidiaries.

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

         The Company also sponsors and provides investment advisory and related administrative services to a number of institutional mutual funds (or classes of funds) sold primarily to banks and their trust departments and other financial institutions (collectively, the "AIM Institutional Funds"). Sales of the AIM Institutional Funds do not generate sales commission revenue to the Company. The AIM Retail Funds and the AIM Institutional Funds are collectively referred to herein as the "AIM Funds." The Company also provides investment advisory services to individuals, corporations, pension plans and other private investment advisory accounts (the "Managed Accounts"), provides investment sub-advisory services to one portfolio of an open-end registered investment company that is offered to separate accounts of variable insurance companies (collectively, the "Sub-Advised Funds") and manages two offshore investment companies domiciled in Ireland (the "Offshore Funds"). As of March 31, 1997, total assets under the Company's management were approximately $64.7 billion.

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

         From time to time, the Company may waive all or a portion of its management fees or 12b-1 Plan (as hereinafter defined) service or distribution fees and/or assume all or a portion of the operating expenses of an AIM Fund for competitive reasons and in response to commitments made to the directors of such fund. In some cases, the Company may waive all or a portion of its management fees and 12b-1 Plan distribution fees for new funds or to reflect economies of scale at higher asset levels. Such waivers and assumptions have been made for the sole purpose of reducing the operating expenses of such AIM Funds and have not been made for the purposes of mitigating any losses from investments in derivative securities or other portfolio securities. It is difficult to measure the effect such waivers and assumptions have had and will have in the future on the Company's results of operations because the Company believes they enhance its ability to retain the assets under its management and to attract additional investments in the AIM Funds.

         Certain AIM Funds pay service fees and distribution fees pursuant to distribution plans ("12b-1 Plans") adopted pursuant to Rule 12b-1 under the Investment Company Act of 1940, as amended. These distribution and service fees are based on the value of the net assets of the applicable funds or classes and are subject to certain limits imposed under rules of the National Association of Securities Dealers, Inc. See "Capital Resources and Liquidity" for a discussion of the Company's ability to sell the right to receive future 12b-1 Plan distribution fees and CDSCs attributable to certain Class B Shares. Pursuant to administrative service agreements, the Company is reimbursed for all or a portion of the expenses, including salary, general and administrative and office lease expenses, incurred by the Company in providing certain administrative services (such as fund accounting) to the AIM Funds. Fund accounting reimbursements paid to the Company by an AIM Fund are based on the Company's costs of providing such service. Transfer agent fees paid to the Company by the AIM Retail Funds are based on the number of shareholder accounts outstanding during a calendar month, and transfer agent fees paid by the AIM Institutional Funds are based on the average daily net assets in the institutional shareholder accounts.

         The Company's largest expenses are compensation and related expenses and other administrative expenses, which include expenses related to mutual fund sales promotion.

NET ASSETS UNDER MANAGEMENT

         The following table sets forth the Company's net assets under management at March 31, 1997 and 1996, and at December 31, 1996, 1995 and 1994.

                          NET ASSETS UNDER MANAGEMENT
                                 (in millions)

                                    March 31,               December 31,
                                 -------------    --------------------------------


                                 1997      1996       1996     1995       1994
                                 ----      ----       ----     ----       ----
Retail:
    Equity                      $41,624   $31,097   $41,847   $26,461   $13,777
    Money Market                  1,083       682       748       656       605
    Fixed Income                  4,079     3,072     3,893     2,784     1,859
    Closed-End                       --        69        --        68        64
                                -------   -------   -------   -------   -------
              Total Retail       46,786    34,920    46,488    29,969    16,305
                                -------   -------   -------   -------   -------
Institutional:
    Money Market                 15,546    12,395    13,579    10,827    10,664
    Other                           425       421       458       383       221
                                -------   -------   -------   -------   -------
          Total Institutional    15,971    12,816    14,037    11,210    10,885
                                -------   -------   -------   -------   -------
    Managed Accounts              1,301       669     1,272       268       284
                                -------   -------   -------   -------   -------
    Sub-Advised Funds               144        86       133        60        --
                                          -------   -------   -------   -------
    Offshore Funds                  449        46       405        39        --
                                -------   -------   -------   -------   -------
          Total Net Assets      $64,651   $48,537   $62,335   $41,546   $27,474
                                =======   =======   =======   =======   =======

         The net assets of the AIM Retail Funds increased to $46.8 billion at March 31, 1997 from $46.5 billion at December 31, 1996 and $34.9 billion at March 31, 1996. The net assets of the AIM Retail Funds increased $0.3 billion, or 0.7%, from December 31, 1996 to March 31, 1997. Although the AIM Retail Funds experienced strong net sales during the first quarter of 1997, the cash flows resulting from such sales were substantially offset by the depreciation in the market value of the securities held in such funds' portfolios during the first quarter of 1997. The increase in net assets of the AIM Retail Funds of $11.9 billion, or 34.1%, from March 31, 1996 to March 31, 1997 was attributable to a number of factors, including increases in the market value of the assets held in the AIM Retail Funds' portfolios during 1996 resulting from generally improving equity markets and sales of AIM Retail Fund shares. The net assets of the AIM Institutional Funds increased 14.3% from December 31, 1996 to March 31, 1997, and 25.0% from March 31, 1996 to March 31, 1997. These increases were primarily due to sales of such funds which were related to (i) performance of certain of the AIM Institutional Funds and changes in the interest rate environment which increased cash flows into these funds and (ii) the Company's focus on new distribution channels for the shares of the AIM Institutional Funds. Total net assets under management increased by $2.3 billion, or 3.7%, from December 31, 1996 to March 31, 1997, and by $16.1 billion, or 33.2%, from March 31, 1996 to March 31, 1997.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Total Operating Revenues. Total operating revenues increased to $105.9 million for the first quarter of 1997 from $78.6 million for the first quarter of 1996. This increase of $27.3 million, or 34.7%, was primarily due to an increase in the total amount of management and advisory fees received from the AIM Retail Funds. Certain reclassifications have been made in the Company's consolidated financial statements to conform 1996 amounts to the 1997 presentation.

         Management and Advisory Fees. Revenues from management and advisory fees increased to $77.4 million for the first quarter of 1997 from $51.4 million for the first quarter of 1996. This increase of $26.0 million, or 50.6%, was primarily due to growth in net assets under management in the AIM Retail Funds, as discussed above.

         Commission Income. Revenues from retained portions of AIM Retail Fund sales commissions decreased to $6.3 million for the first quarter of 1997 from $11.3 million for the first quarter of 1996. This decrease of $5.0 million, or 44.3%, was primarily due to a decrease in commissionable sales of Class A Shares during the first quarter of 1997. Sales of Class A Shares decreased 23.0% to $2.3 billion for the first quarter of 1997 from $3.0 billion for the first quarter of 1996, due primarily to a decrease in sales of the Company's equity and fixed income mutual funds during the first quarter of 1997 as compared to the first quarter of 1996.

         Distribution Fee Income. Distribution fee income increased to $8.7 million for the first quarter of 1997 from $6.6 million for the first quarter of 1996. This increase of $2.1 million, or 31.8%, was primarily due to appreciation of the assets attributable to Class A Shares and an increase in sales of Class A Shares and Class B Shares during recent periods. Distribution fee income includes both service fees and distribution fees received by the Company. The Company retains service fees on Class A Shares sold in amounts of $1.0 million or more and all Class B Shares for 12 months after the sale of such shares. Additionally, the Company receives distribution fees from certain other Class A Shares. Distribution fees related to sales of Class B Shares on or after April 1, 1995 are not recognized as income by the Company since the Company has sold these distribution fees to Citibank, N.A. ("Citibank"), as discussed below. See "Capital Resources and Liquidity." During the first quarter of 1997, distribution fees in the amount of $15.3 million related to Class B Shares sold since April 1, 1995 were sold to Citibank and thus were not recognized as income by the Company. If the Company had not sold such distribution fees to Citibank, the related distribution fee income that would have been recognized by the Company generally would have been offset by the amortization expense incurred by the Company. The Company retains distribution fees related to sales of Class B Shares prior to April 1, 1995.

         Transfer Agent Fees. Transfer agent fees increased to $10.0 million for the first quarter of 1997 from $7.0 million for the first quarter of 1996. This increase of $3.0 million, or 42.9%, was primarily due to an increase in the number of shareholder accounts in the AIM Retail Funds.

         Other Operating Revenues. Other operating revenues increased to $3.5 million for the first quarter of 1997 from $2.3 million for the first quarter of 1996. This increase of $1.2 million, or 52.2%, was primarily due to an increase in interest income during the first quarter of 1997.

         Total Operating Expenses. Total operating expenses increased to $62.1 million for the first quarter of 1997 from $46.1 million for the first quarter of 1996. This increase of $16.0 million, or 34.7%, was primarily due to increases in compensation and related expenses and other administrative expenses for the first quarter of 1997.

         Compensation and Related Expenses. Compensation and related expenses increased to $36.0 million for the first quarter of 1997 from $27.4 million for the first quarter of 1996. This increase of $8.6 million, or 31.4%, was primarily due to (i) growth in the size of the Company's operations and the number of the Company's employees due to the growth in assets under the Company's management and increases in the number of shareholder accounts in the AIM Funds and (ii) an increase in bonus expense relating to increases in the Company's income.

         Other Administrative Expenses. Other administrative expenses increased to $19.0 million for the first quarter of 1997 from $11.9 million for the first quarter of 1996. This increase of $7.1 million, or 59.7%, was primarily due to an increase in business promotional costs related to the Company's expansion of its retail distribution system.

         Net Income. Net income increased to $27.8 million for the first quarter of 1997 from $20.6 million for the first quarter of 1996. This increase of $7.2 million, or 35.0%, was due to the changes in the Company's revenues and expenses discussed above.

CAPITAL RESOURCES AND LIQUIDITY

         The net decrease in cash and cash equivalents was $46.9 million during the three months ended March 31, 1997. At March 31, 1997, the Company had liquid assets of $166.7 million, including $50.5 million in unrestricted cash and cash equivalents. Payables and accrued expenses due within 12 months totaled $60.5 million at March 31, 1997.

         Net cash used in operating activities was $8.3 million during the three months ended March 31, 1997, which represented a substantial change from $11.1 million net cash provided by operating activities during the three months ended March 31, 1996. This difference was primarily due to the Company's payment of certain costs related to the Merger (as defined below) during the three months ended March 31, 1997, which costs are recorded on the Company's books as a receivable from the Parent Company (as defined below).

         Net cash used in investing activities was $21.7 million during the three months ended March 31, 1997, which represented a 486.5% increase over the $3.7 million net cash used in investing activities during the three months ended March 31, 1996. This difference was primarily due to the Company's investment in a new portfolio of one of the Offshore Funds during the three months ended March 31, 1997.

         Net cash used in financing activities was $16.9 million during the three months ended March 31, 1997, which represented a 333.3% increase over the $3.9 million net cash used in financing activities during the three months ended March 31, 1996. This difference was primarily due to the payment of common stock dividends during the three months ended March 31, 1997.

         Outstanding borrowings under the Company's credit facilities and the 9% Senior Notes due 2003 (the "Notes") issued by the Company in 1993 in connection with the recapitalization totaled $123.7 million at March 31, 1997. This amount includes approximately $97.2 million of outstanding Notes which bear interest at a rate of 9% per annum. Such interest is payable in semiannual installments of approximately $4.4 million.

         Currently, the Company has two methods available to fund the payment of sales commissions to financial intermediaries who sell Class B Shares ("B Share Commissions"): the Program (as defined below) and the B Share Facility (as defined below).

         Program. In May 1995, the Company entered into agreements establishing a program (the "Program") with Citibank to provide additional funding for payment of B Share Commissions once amounts available to fund such commissions under the credit facility entered into by the Company in August 1993 (the "Bank Facility") had been substantially utilized. Pursuant to the Program, during the second quarter of 1995, the Company began selling to Citibank the right to receive future distribution fees under the 12b-1 Plans and CDSCs (the "Fees") attributable to certain Class B Shares sold on or after April 1, 1995 for a purchase price equal to a percentage of the price at which each Class B Share is sold. The Program has been amended several times since May 1995 to increase the total amount of financing for B Share Commissions payable by the Company. The amount of financing under the Program can be further increased from time to time in connection with securitization transactions closed by Citibank. Future increases in the amount of financing under the Program will depend upon the amount of each securitization transaction closed by Citibank. As of March 31, 1997, the total amount of the Program was approximately $373.3 million, of which approximately $52.4 million remained available to the Company. The remaining $52.4 million would fund B Share Commissions on the sale of approximately $1.3 billion of Class B Shares. During the first quarter of 1997, the Company received an average of approximately $14.5 million per month from Citibank for the sale of Fees under the Program. The Company intends to continue utilizing the Program to finance the payment of B Share Commissions for the near future; however, as discussed below, it may fund the payment of such commissions under the B Share Facility.

         B Share Facility. On June 26, 1996, the Company entered into agreements establishing a credit facility (the "B Share Facility") with Citibank and other financial institutions to provide a method of financing the payment of B Share Commissions as an alternative to the Program. The aggregate amount of financing available under the B Share Facility is $200.0 million.
The Company may increase such amount to $250.0 million if certain conditions are met. On June 27, 1996, approximately $37.0 million under the B Share Facility was used to repay borrowings under the Bank Facility to finance the payment of B Share Commissions. The B Share Facility is secured only by the Fees attributable to Class B Shares which have not been sold under the Program. The terms of the B Share Facility provide that the Company must prepay each month an amount equal to the 12b-1 Plan distribution fees for certain Class B Shares and the CDSCs paid by shareholders for early redemption of certain Class B Shares. Such mandatory prepayments are credited toward the amount required to be paid by the Company if the outstanding principal balance under the B Share Facility exceeds a computed amount.

         As of March 31, 1997, approximately $44.7 million was available as a series of term loans to the Company for working capital purposes under the Bank Facility.

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

         Stockholders' equity increased 76.2% to $89.7 million at March 31, 1997 from $50.9 million at December 31, 1996. The increase in stockholders' equity was primarily due to the increase in the Company's net income discussed above. As a result of the Merger, the Company's outstanding and authorized capital consists solely of Common Stock, $0.01 par value per share.

         The Company has several subsidiaries which are registered in various jurisdictions as broker-dealers or investment managers. At March 31, 1997, the Company's ability to obtain dividends from such subsidiaries was limited by net capital requirements in the aggregate amount of $0.9 million designed to ensure the liquidity of such subsidiaries.

MERGER

         On February 28, 1997, the Company's predecessor merged with and into AVZ Inc., a subsidiary of INVESCO PLC, with AVZ Inc. as the surviving corporation (the "Merger"). Immediately after the Merger, AVZ Inc. contributed all of the assets and liabilities received in connection with the Merger to the Company, a direct wholly-owned subsidiary of AVZ Inc. Effective March 3, 1997, the name of INVESCO PLC was changed to AMVESCO PLC, and it is expected that the name will be further changed to AMVESCAP PLC in the second quarter of 1997 (INVESCO PLC and AMVESCO PLC are sometimes referred to herein as the "Parent Company").

         The Parent Company is one of the world's largest independent investment management groups and has a major presence in the institutional investment management and retail mutual fund businesses in the

United States and Europe, and a growing presence in the Pacific region. The businesses of the Parent Company and the various subsidiaries of the Company have continued to operate under their existing names since the Merger. The Ordinary Shares and the American Depositary Shares of the Parent Company are listed on the London Stock Exchange and the New York Stock Exchange, respectively.

         In connection with the Merger, the Company assumed the obligations of its predecessor entity and became the obligor under the Notes. Additionally, in connection with the Merger and pursuant to the indenture for the Notes, the Company commenced a tender offer for the purchase of the Notes from the holders thereof for an amount equal to 101% of the principal amount plus accrued and unpaid interest to the date the Notes are accepted for purchase by the Company. As of April 30, 1997, no Notes had been tendered pursuant to the Company's tender offer. The Company's tender offer expired on May 5, 1997.


                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A legal action, Saltzberg v. AIM Equity Funds, Inc., et al., Case No. H96-3657 (S.D. Tex. filed Oct. 25, 1996), has been brought against certain subsidiaries of the Company and AIM Equity Funds, Inc., and, as a nominal defendant, AIM Aggressive Growth Fund, a portfolio of AIM Equity Funds, Inc. The action was instituted under section 36(b) of the Investment Company Act of 1940 and seeks to recover damages allegedly suffered by AIM Aggressive Growth Fund, a portfolio of AIM Equity Funds, Inc., in connection with fees paid for marketing and shareholder services after the fund was closed to new investors. The Company believes that its legal defenses against such action are sound and continues to defend itself vigorously.

ITEM 2.  CHANGES IN SECURITIES

         The information required by this item was provided in the Company's Annual Report on Form 10-K (file no. 33- 67866) for the year ended December 31, 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information required by this item was provided in the Company's Annual Report on Form 10-K (file no. 33- 67866) for the year ended December 31, 1996.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

                 10.1 Amendment No. 7, dated as of March 28, 1997, among the Company, as seller and as servicer, Citibank, N.A., as purchaser and Citicorp North America, Inc., to the Purchase and Sale Agreement, dated May 2, 1995, among the Company, Citibank, N.A. and Citicorp North America, Inc. (the "Purchase and Sale Agreement").

                 10.2 Take-Out Notice, dated as of March 19, 1997, pursuant to the Purchase and Sale Agreement.

                 10.3 Amendment No. 28, dated February 20, 1997, to the Lease Contract for premises located at 11 and 12 Greenway Plaza, Houston, Texas.

                 27       Financial Data Schedule.


         b.  Reports on Form 8-K

                 A report on Form 8-K was filed on March 10, 1997 to report the merger of the Company's predecessor with and into AVZ Inc., a subsidiary of the Parent Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 1997.



                                       A I M MANAGEMENT GROUP INC.




                                       /s/ Robert H. Graham
                                       ---------------------------------------
                                       Robert H. Graham
                                       Chief Executive Officer and President




                                       /s/ John J. Arthur
                                       ---------------------------------------
                                       John J. Arthur
                                       Vice President and Treasurer
                                       (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                             Description of Exhibit
------                                             ----------------------


10.1             Amendment No. 7, dated as of March 28, 1997, among the Company, as seller and as servicer, Citibank,
                 N.A., as purchaser and Citicorp North America, Inc., to the Purchase and Sale Agreement, dated May 2,
                 1995, among the Company, Citibank, N.A. and Citicorp North America, Inc. (the "Purchase and Sale
                 Agreement")

10.2             Take-Out Notice, dated as of March 19, 1997, pursuant to the Purchase and Sale Agreement

10.3             Amendment No. 28, dated February 20, 1997, to the Lease Contract for premises located at 11 and 12
                 Greenway Plaza, Houston, Texas

27               Financial Data Schedule