Form 10-Q
period 1997-06-30
A I M MANAGEMENT GROUP INC /DE/
filed 1997-07-31
CIK 911218

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997


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

Yes     X         No
       ---            ---

                                                   Outstanding at
         Class                                     July 25, 1997
         -----                                     --------------
Common Stock, $0.01 par value                          1,000

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   June 30,    December 31,
                                                                                     1997         1996
                                                                                   --------     --------
                                                                                  (unaudited)
                                         ASSETS
Cash and cash equivalents (primarily affiliated registered investment
    companies) ...............................................................     $ 59,364     $ 97,452
Accounts receivable:
    Due from dealers for sales of capital stock of affiliated
          registered investment companies ....................................        1,156        1,723
    Management fees due from affiliated registered investment companies.......       28,638       25,071
    Management fees due from managed accounts ................................          374          428
    Due from parent company...................................................       36,558       11,994
    Other, primarily due from affiliated registered investment companies......       22,090       19,922
                                                                                   --------     --------

          Total accounts receivable...........................................       88,816       59,138
                                                                                   --------     --------

Prepaid expenses .............................................................        1,370        1,329
Deferred income tax...........................................................        5,688        5,115
Investments in affiliated registered investment companies ....................       25,092        5,514
Furniture, equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $25,818 in 1997
    and $20,673 in 1996 ......................................................       39,600       29,336
Acquisition and organization costs, net of accumulated amortization of
     $17,072 in 1997 and $15,383 in 1996 .....................................       37,978       39,299
Financing costs, net of accumulated amortization of $7,305  in 1997
    and $ 6,736 in 1996.......................................................        5,159        5,733
Deferred sales commissions, net of accumulated amortization of
    $27,547 in 1997 and $23,908 in 1996 ......................................       22,922       27,487
Deferred charges and other assets ............................................       11,181       10,255
                                                                                   --------     --------

          Total assets........................................................     $297,170     $280,658
                                                                                   ========     ========

                 A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                               June 30,      December 31,
                                                                                                 1997           1996
                                                                                               ---------      --------
                                                                                              (unaudited)
                         LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
    Payables to affiliated registered investment companies for sales of capital stock ....     $   1,151      $  1,715
    Accounts payable and accrued expenses ................................................        34,395        41,115
    Dividends payable ....................................................................            --        13,737
    Interest payable .....................................................................         1,235         1,208
    Taxes payable ........................................................................        21,010         4,466
    Compensation payable .................................................................        36,535        40,142
    Credit facility to finance deferred sales commissions ................................        22,882        30,130
    Notes payable ........................................................................        97,124        97,250
                                                                                               ---------      --------

                Total liabilities ........................................................       214,332       229,763
                                                                                               ---------      --------

    Stockholder's equity:
         Common stock of $.01 par value per share in 1997 and $.0025 par value per share in 1996:
                authorized 1,000 in 1997 and 4,240,000 shares in 1996, issued and
                outstanding 1,000 in 1997 and 2,400,323 shares in 1996 ...................            --             6
         Class B common stock of $.0025 par value per share:
                authorized, issued and outstanding 1,037,100 shares in 1996 ..............            --        35,000
         Additional paid-in capital ......................................................        58,179        10,330
         Retained earnings ...............................................................        24,255         5,447
         Net unrealized appreciation of marketable equity securities, net of
                applicable taxes .........................................................           414            62
         Translation gain (loss) .........................................................           (10)           50
                                                                                               ---------      --------

                Total stockholder's equity ...............................................        82,838        50,895
                                                                                               ---------      --------

                Total liabilities and stockholder's equity ...............................     $ 297,170      $280,658
                                                                                               =========      ========




 See accompanying notes to unaudited interim consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                       Three Months Ended    Six Months Ended
                                                             June 30              June 30
                                                       ------------------   -------------------
                                                         1997       1996      1997        1996
                                                       --------   -------   --------   --------
Management and advisory fees .......................   $ 81,863   $61,216   $159,270   $112,619
Commission income ..................................      9,393    11,335     15,734     22,588
Distribution fee income ............................      8,469     8,367     17,138     15,010
Transfer agent fees ................................     10,529     8,044     20,541     15,025
Other operating revenues ...........................      2,019     1,490      3,793      2,912
                                                       --------   -------   --------   --------

    Total operating revenues .......................    112,273    90,452    216,476    168,154
                                                       --------   -------   --------   --------

Compensation and related expenses ..................     36,821    29,741     73,408     57,704
Other administrative expenses.......................     21,150    14,629     39,821     26,515
Depreciation and amortization ......................      3,865     2,869      7,303      5,192
Other expenses .....................................        124       225        455        468
                                                       --------   -------   --------   --------

    Total operating expenses .......................     61,960    47,464    120,987     89,879
                                                       --------   -------   --------   --------

Operating profit ...................................     50,313    42,988     95,489     78,275
                                                       --------   -------   --------   --------

Interest income ....................................      1,478       862      3,236      1,740
Interest expense and amortization of financing
costs ..............................................      3,057     3,408      6,125      7,077
                                                       --------   -------   --------   --------

    Total non-operating expense ....................      1,579     2,546      2,889      5,337
                                                       --------   -------   --------   --------

Income before income tax expense ...................     48,734    40,442     92,600     72,938
Income tax expense .................................     17,774    14,692     33,801     26,636
                                                       --------   -------   --------   --------
Income before extraordinary item ...................     30,960    25,750     58,799     46,302

Extraordinary item-extinguishment of debt
   (less applicable income tax of $2 in 1997
    and $289 in 1996 ...............................          3       537          3        537
                                                       --------   -------   --------   --------

Net Income .........................................   $ 30,957   $25,213   $ 58,796   $ 45,765
                                                       ========   =======   ========   ========



 See accompanying notes to unaudited interim consolidated financial statements.

                  A I M MANAGEMENT GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                             --------------------
                                                                                               1997        1996
                                                                                             --------    --------
Cash flows from operating activities:
    Net income ...........................................................................   $ 58,796    $ 45,765
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization ........................................................     11,046       9,445
    Deferred income tax ..................................................................       (797)       (130)
    Gain on sales of investments .........................................................        (72)         --
    Extraordinary item, net of tax .......................................................          3         537
    Changes in assets and liabilities:
       Increase in accounts receivable ...................................................    (29,454)    (11,710)
       Increase in prepaid expenses ......................................................        (41)       (680)
       Decrease (Increase) in financing costs ............................................          5        (821)
       Decrease in deferred sales commissions ............................................        926       1,667
       (Increase) decrease in other assets ...............................................       (914)      1,238
       Increase (decrease) in payables to affiliated registered
         investment companies ............................................................       (564)        131
       (Decrease) increase in accounts payable and accrued expenses ......................     (6,720)        229
       Increase in interest payable ......................................................         27        (368)
       Increase in taxes payable .........................................................     28,256       8,659
       Decrease in compensation payable ..................................................     (3,607)     (8,110)
                                                                                             --------    --------
       Total adjustments .................................................................     (1,906)         87
                                                                                             --------    --------
         Net cash provided by operating activities .......................................     56,890      45,852
                                                                                             --------    --------

Cash flows from investing activities:
     Sales of investments ................................................................      5,330          --
     Purchases of investments ............................................................    (24,497)     (6,011)
       Purchases of furniture, equipment and leasehold improvements
                                                                                              (15,463)     (8,532)
     Acquisition costs paid ..............................................................       (368)     (2,424)
                                                                                             --------    --------
         Net cash used in investing activities ...........................................    (34,998)    (16,967)
                                                                                             --------    --------

Cash flows from financing activities:
     Principal repayments of long-term debt ..............................................     (7,374)    (20,063)
     Payment of dividends ................................................................    (53,737)     (7,213)
     Proceeds from exercise of stock options .............................................      1,131         377
                                                                                             --------    --------
         Net cash used in financing activities ...........................................    (59,980)    (26,899)
                                                                                             --------    --------
         Net (decrease) increase in cash and cash equivalents ............................    (38,088)      1,986
Cash and cash equivalents at beginning of year ...........................................     97,452      42,148
                                                                                             --------    --------
Cash and cash equivalents at end of period ...............................................   $ 59,364    $ 44,134
                                                                                             ========    ========

Supplemental cash flow disclosure:
     Cash paid for interest ..............................................................   $  5,185    $  6,413
     Cash paid for taxes .................................................................   $  5,908    $ 22,939
     Non cash activity - tax benefit associated with exercise of non-qualified stock
          options ........................................................................   $ 11,615    $  2,131


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

(2)  Merger

     On February 28, 1997, the Company's predecessor merged with and into AVZ Inc., a subsidiary of INVESCO PLC, with AVZ Inc. as the surviving corporation (the "Merger"). Immediately after the Merger, AVZ Inc. contributed to the company all of the assets and liabilities received in connection with the Merger. The Company is a direct wholly-owned subsidiary of AVZ Inc.

     In connection with the Merger, the Company assumed the obligations of its predecessor entity and became the obligor under the 9% senior notes issued by the company's predecessor in 1993 ("Notes").

     For federal income tax purposes, the Company's income is included in the consolidated income tax return filed by AMVESCAP PLC, the ultimate parent company of A I M Management Group Inc. Deferred and current taxes are provided at the statutory rate in effect during the year (35%) by the members of the consolidated group based on the amount that the respective member would pay or have refunded if it were to file a separate return.

     As a result of the Merger, earnings per share for the period ending June 30, 1997 and 1996 is not applicable and therefore is not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     A I M Management Group Inc.'s largest sources of revenues are mutual fund management and advisory fees, transfer agent fees, commission income earned from underwriting and distributing retail mutual fund shares and distribution fee income. The term "Company," as used herein, unless the context otherwise requires, refers to A I M Management Group Inc., its predecessor and its direct and indirect subsidiaries.

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

     The Company also sponsors and provides investment advisory and related administrative services to a number of institutional mutual funds (or classes of funds) sold primarily to banks and their trust departments and other financial institutions (collectively, the "AIM Institutional Funds"). Sales of the AIM Institutional Funds do not generate sales commission revenue to the Company. The AIM Retail Funds and the AIM Institutional Funds are collectively referred to herein as the "AIM Funds." The Company also provides investment advisory services to individuals, corporations, pension plans and other private investment advisory accounts (the "Managed Accounts"), provides investment sub-advisory services to one portfolio of an open-end registered investment company that is offered to separate accounts of variable insurance companies (the "Sub-Advised Fund") and manages two offshore investment companies domiciled in Ireland (the "Offshore Funds"). As of June 30, 1997, total assets under the Company's management were approximately $73.8 billion.

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

     From time to time, the Company may waive all or a portion of its management fees or 12b-1 Plan (as defined below) service or distribution fees and/or assume all or a portion of the operating expenses of an AIM Fund for competitive reasons and in response to commitments made to the directors of such fund. In some cases, the Company may waive all or a portion of its management fees and 12b-1 Plan distribution fees for new funds or to reflect economies of scale at higher asset levels. Such waivers and assumptions have been made for the sole purpose of reducing the operating expenses of such AIM Funds and have not been made for the purpose of mitigating any losses from investments in derivative securities or other portfolio securities. It is difficult to measure the effect such waivers and assumptions have had and will have in the future on the Company's results of operations because the Company believes they enhance its ability to retain the assets under its management and to attract additional investments in the AIM Funds.

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

NET ASSETS UNDER MANAGEMENT

     The following table sets forth the Company's net assets under management at June 30, 1997 and 1996, and at December 31, 1996, 1995 and 1994.

                          NET ASSETS UNDER MANAGEMENT
                                 (in millions)

                                         June 30,              December 31,
                                    -----------------   ---------------------------
                                      1997     1996       1996      1995      1994
                                    -------   -------   -------   -------   -------
Retail:
    Equity                          $50,015   $35,675   $41,847   $26,461   $13,777
    Money Market                      1,032       878       748       656       605
    Fixed Income                      4,441     3,254     3,893     2,784     1,859
    Closed-End                           --        69        --        68        64
                                    -------   -------   -------   -------   -------
              Total Retail           55,488    39,876    46,488    29,969    16,305
                                    -------   -------   -------   -------   -------
Institutional:
    Money Market                     15,742    12,204    13,579    10,827    10,664
    Other                               306       472       458       383       221
                                    -------   -------   -------   -------   -------
              Total Institutional    16,048    12,676    14,037    11,210    10,885
                                    -------   -------   -------   -------   -------
    Managed Accounts                  1,522       954     1,272       268       284
                                    -------   -------   -------   -------   -------
    Sub-Advised Fund                    172       119       133        60        --
                                    -------   -------   -------   -------   -------
    Offshore Funds                      530       238       405        39        --
                                    -------   -------   -------   -------   -------
          Total Net Assets          $73,760   $53,863   $62,335   $41,546   $27,474
                                    =======   =======   =======   =======   =======

     The net assets of the AIM Retail Funds increased to $55.5 billion at June 30, 1997 from $46.5 billion at December 31, 1996 and $39.9 billion at June 30, 1996. These increases of $9.0 billion, or 19.4%, and $15.6 billion, or 39.1%, respectively, were attributable to a number of factors, including increases in the market value of the assets held in the AIM Retail Funds' portfolios resulting from generally improving equity markets and net sales of AIM Retail Fund shares. Approximately 60% of the increase in the assets of the Company's fixed income and equity funds from December 31, 1996 to June 30, 1997 was due to appreciation in the value of the securities held in such funds' portfolios and approximately 40% of such increase was due to net sales of such funds. The net assets of the AIM Institutional Funds increased by $2.0 billion, or 14.3%, from December 31, 1996 to June 30, 1997, and by $3.3 billion, or 26.0%, from June 30, 1996 to June 30, 1997. These increases were primarily due to increased sales of such funds which were related to performance of certain of the AIM Institutional Funds and the Company's continued focus on broader distribution of shares of the AIM Institutional Funds. Total net assets under management increased by $11.5 billion, or 18.5%, from December 31, 1996 to June 30, 1997, and by $19.9 billion, or 36.9%, from June 30, 1996 to June 30, 1997.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total Operating Revenues. Total operating revenues increased to $112.3 million for the second quarter of 1997 from $90.5 million for the second quarter of 1996, and increased to $216.5 million for the six months ended June 30, 1997 from $168.2 million for the six months ended June 30, 1996. These increases of $21.8 million, or 24.1%, and $48.3 million, or 28.7%, respectively, were primarily due to an increase in the total amount of management and advisory fees received from the AIM Retail Funds during the second quarter of 1997 and during the six months ended June 30, 1997. Certain reclassifications have been made in the Company's consolidated financial statements to conform 1996 amounts to the 1997 presentation.

     Management and Advisory Fees. Revenues from management and advisory fees increased to $81.9 million for the second quarter of 1997 from $61.2 million for the second quarter of 1996, and increased to $159.3 million for the six months ended June 30, 1997 from $112.6 million for the six months ended June 30, 1996. These increases of $20.7 million, or 33.8%, and $46.7 million, or 41.5%, respectively, were primarily due to growth in net assets under management in the AIM Retail Funds, as discussed above.

     Commission Income. Revenues from retained portions of AIM Retail Fund sales commissions decreased to $9.4 million for the second quarter of 1997 from $11.3 million for the second quarter of 1996, and decreased to $15.7 million for the six months ended June 30, 1997, from $22.6 million for the six months ended June 30,1996. These decreases of $1.9 million, or 16.8%, and $6.9 million, or 30.5%, respectively, were primarily due to a decrease in commissionable sales of Class A Shares during the second quarter of 1997 and the six months ended June 30, 1997. Sales of Class A Shares decreased 17.2% to $2.4 billion for the second quarter of 1997 from $2.9 billion for the second quarter of 1996, and decreased 18.6% to $4.8 billion for the six months ended June 30, 1997 from $5.9 billion for the six months ended June 30, 1996.

     Distribution Fee Income. Distribution fee income increased to $8.5 million for the second quarter of 1997 from $8.4 million for the second quarter of 1996, and increased to $17.1 million for the six months ended June 30, 1997 from $15.0 million for the six months ended June 30, 1996. These increases of $0.1 million, or 1.2%, and $2.1 million, or 14.0%, respectively, were primarily due to appreciation of the assets attributable to Class A Shares and net sales of Class A Shares and Class B Shares during recent periods. Distribution fee income includes both service fees and distribution fees received by the Company. The Company retains service fees on Class A Shares sold in amounts of $1.0 million or more and all Class B Shares for 12 months after the sale of such shares. Distribution fees related to sales of Class B Shares on or after April 1, 1995 are not recognized as income by the Company since the Company has sold these distribution fees to Citibank, N.A. ("Citibank"), as discussed below. See "Capital Resources and Liquidity." During the six months ended June 30, 1997, distribution fees in the amount of $32.8 million related to Class B Shares sold since April 1, 1995 were sold to Citibank and thus were not recognized as income by the Company. If the Company had not sold such distribution fees to Citibank, the related distribution fee income that would have been recognized by the Company generally would have been offset by the amortization expense related to the deferred sales commissions incurred by the Company. The Company retains distribution fees related to Class B Shares sold prior to April 1, 1995.

     Transfer Agent Fees. Transfer agent fees increased to $10.5 million for the second quarter of 1997 from $8.0 million for the second quarter of 1996, and increased to $20.5 million for the six months ended June 30, 1997 from $15.0 million for the six months ended June 30, 1996. These increases of $2.5 million, or 31.3%, and $5.5 million, or 36.7%, were primarily due to a increase in the number of shareholder accounts in the AIM Retail Funds during the second quarter of 1997 and during the six months ended June 30, 1997.

     Other Operating Revenues. Other operating revenues increased to $2.0 million for the second quarter of 1997 from $1.5 million for the second quarter of 1996, and increased to $3.8 million for the six months ended June 30, 1997 from $2.9 million for the six months ended June 30, 1996. These increases of $0.5 million, or 33.3%, and $0.9 million, or 31.0%, respectively, were primarily due to an increase in fees received from retirement plans.

     Total Operating Expenses. Total operating expenses increased to $62.0 million for the second quarter of 1997 from $47.5 million for the second quarter of 1996, and increased to $121.0 million for the six months ended June 30, 1997 from $89.9 million for the six months ended June 30, 1996. These increases of $14.5 million, or 30.5%, and $31.1 million, or 34.6%, were primarily due to increases in compensation and related expenses and other administrative expenses during the second quarter of 1997 and the six months ended June 30, 1997.

     Compensation and Related Expenses. Compensation and related expenses increased to $36.8 million for the second quarter of 1997 from $29.7 million for the second quarter of 1996, and increased to $73.4 million for the six months ended June 30, 1997 from $57.7 million for the six months ended June 30, 1996. These increases of $7.1 million, or 23.9%, and $15.7 million, or 27.2%, respectively, were primarily due to growth in the size of the Company's operations and the number of the Company's employees due to the growth in assets under the Company's management and increases in the number of shareholder accounts in the AIM Funds in recent periods.

     Other Administrative Expenses. Other administrative expenses increased to $21.2 million for the second quarter of 1997 from $14.6 million for the second quarter of 1996, and increased to $39.8 million for the six months ended June 30, 1997 from $26.5 million for the six months ended June 30, 1996. These increases of $6.6 million, or 45.2%, and $13.3 million, or 50.2%, respectively, were primarily due to an increase in business promotional costs, which includes advertising expenses, during the second quarter of 1997 and the six months ended June 30, 1997.

     Net Income. Net income increased to $31.0 million for the second quarter of 1997 from $25.2 million for the second quarter of 1996, and increased to $58.8 million for the six months ended June 30, 1997 from $45.8 million for the six months ended June 30, 1996. These increases of $5.8 million, or 23.0%, and $13.0 million, or 28.4%, respectively, were due to the changes in the Company's revenues and expenses discussed above.

CAPITAL RESOURCES AND LIQUIDITY

     The net decrease in cash and cash equivalents was $38.1 million during the six months ended June 30, 1997. At June 30, 1997, the Company had liquid assets of $174.6 million, including $59.4 million in unrestricted cash and cash equivalents. Payables and accrued expenses due within 12 months totaled $84.4 million at June 30, 1997.

     Net cash provided by operating activities was $56.9 million during the six months ended June 30, 1997, which represented a 24% increase from $45.9 million net cash provided by operating activities during the six months ended June 30, 1996. The difference was primarily due to an increase in net income during the six months ended June 30, 1997.

     Net cash used in investing activities was $35.0 million during the six months ended June 30, 1997, which represented a 105.9% increase from $17.0 million net cash used in investing activities during the six months ended June 30, 1996. This difference was primarily due to the Company's increased capital expenditures and its investment in certain portfolios of the Offshore Funds during the six months ended June 30, 1997. The Company spent approximately $15.5 million during the six months ended June 30, 1997 on capital expenditures relating primarily to additions to the Company's technological resources.

     Net cash used in financing activities was $60.0 million during the six months ended June 30, 1997, which represented a 123.0% increase from $26.9 million net cash used in financing activities during the six months ended June 30, 1996. This difference was primarily due to the Company's payment of dividends to AMVESCAP PLC ("AMVESCAP"), its parent company, during the six months ended June 30, 1997.

     Outstanding borrowings under the Company's credit facilities and the 9% Senior Notes due 2003 (the "Notes") issued by the Company in 1993 in connection with the 1993 recapitalization of the Company's predecessor totaled $120.0 million at June 30, 1997. This amount includes approximately $97.1 million of outstanding Notes which bear interest at a rate of 9% per annum. Such interest is payable in semiannual installments of approximately $4.4 million. As of June 30, 1997 approximately $44.7 million was available as a series of term loans to the Company for working capital purposes under the Bank Facility (as defined below).

     Currently, the Company has two methods available to fund the payment of sales commissions to financial intermediaries who sell Class B Shares ("B Share Commissions"): the Program (as defined below) and the B Share Facility (as defined below).

     Program. In May 1995, the Company entered into agreements establishing a program (the "Program") with Citibank to provide additional funding for payment of B Share Commissions once amounts available to fund such commissions under the credit facility entered into by the Company in August 1993 (the "Bank Facility") had been substantially utilized. Pursuant to the Program, during the second quarter of 1995, the Company began selling to Citibank the right to receive future distribution fees under the 12b-1 Plans and CDSCs (the "Fees") attributable to certain Class B Shares sold on or after April 1, 1995 for a purchase price equal to a percentage of the price at which each Class B Share is sold. The Program has been amended several times since May 1995 to increase the total amount of financing for B Share Commissions payable by the Company. The amount of financing under the Program can be further increased from time to time in connection with securitization transactions closed by Citibank. Future increases in the amount of financing under the Program will depend upon the amount of each securitization transaction closed by Citibank. As of June 30, 1997, the total amount of the Program was approximately $485.9 million, of which approximately $129.1 million remained available to the Company. The remaining $129.1 million would fund B Share Commissions on the sale of approximately $3.2 billion of Class B Shares. During the six months ended June 30, 1997, the Company received an average of approximately $13.2 million per month from Citibank for the sale of Fees under the Program. The Company intends to continue utilizing the Program to finance the payment of B Share Commissions for the near future; however, as discussed below, it may fund the payment of such commissions under the B Share Facility.

     B Share Facility. On June 26, 1996, the Company entered into agreements establishing a credit facility (the "B Share Facility") with Citibank and other financial institutions to provide a method of financing the payment of B Share Commissions as an alternative to the Program. The aggregate amount of financing available under the B Share Facility is $200.0 million. The Company may increase such amount to $250.0 million if certain conditions are met. On June 27, 1996, approximately $37.0 million under the B Share Facility was used to repay borrowings under the Bank Facility that were made to finance the payment of B Share Commissions. As of June 30, 1997, no other borrowings had been made under the B Share Facility. The B Share Facility is secured only by the Fees attributable to Class B Shares which have not been sold under the Program. The terms of the B Share Facility provide that the Company must prepay each month an amount equal to the 12b-1 Plan distribution fees for certain Class B Shares and the CDSCs paid by shareholders for early redemption of certain Class B Shares. Such mandatory prepayments are credited toward the amount required to be paid by the Company if the outstanding principal balance under the B Share Facility exceeds a computed amount.

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

     Stockholder's equity increased 62.7% to $82.8 million at June 30, 1997 from $50.9 million at December 31, 1996. The increase in stockholder's equity was due to the increase in the Company's net income discussed above. Stockholder's equity would have increased further if not for the Company's payment of approximately $40.0 million in dividends to AMVESCAP during the six months ended June 30, 1997.

     The Company has several subsidiaries which are registered in various jurisdictions as broker-dealers or investment managers. At June 30, 1997, the Company's ability to obtain dividends from such subsidiaries was limited by net capital requirements in the aggregate amount of $0.8 million designed to ensure the liquidity of such subsidiaries.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Other than as disclosed in the Company's Form 10-Q for the quarter ended March 31, 1997, the Company is not a party to any material pending litigation, nor is it aware of any threatened material legal proceeding involving the Company or its subsidiaries or any of the property of the Company or its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

         3.1 Certificate of Incorporation of A I M Management Group Acquisition Corp. dated February 10, 1997.

         3.2  Certificate of Amendment of Certificate of Incorporation of
              A I M Management Group Acquisition Corp. dated February 28, 1997.

         3.3 Restated Certificate of Incorporation of A I M Management Group Acquisition Corp.

         3.4  By-Laws of the Company dated February 19, 1997.

         10.1 Take-Out Notice, dated as of June 3, 1997, pursuant to the Purchase and Sale Agreement, dated May 2, 1995, among the Company, Citibank, N.A. and Citicorp North America, Inc., as amended.

         27   Financial Data Schedule.

b.  Reports on Form 8-K

     A report on Form 8-K dated May 27, 1997 was filed on May 30, 1997 to report under Item 4 the appointment of Arthur Andersen LLP to replace KPMG Peat Marwick LLP, which served as the Company's independent auditors until May 27, 1997. Arthur Andersen LLP also serves as the independent auditors for AMVESCAP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 29, 1997.

                               A I M MANAGEMENT GROUP INC.




                                   /s/ Robert H. Graham
                                   ---------------------------------
                                   Robert H. Graham
                                   Chief Executive Officer




                                   /s/ John J. Arthur
                                   ---------------------------------
                                   John J. Arthur
                                   Vice President and Treasurer
                                   (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number
-------
3.1      Certificate of Incorporation of A I M Management Group Acquisition Corp. dated February 10,
         1997.

3.2      Certificate of Amendment of Certificate of Incorporation of A I M Management Group
         Acquisition Corp. dated February 28, 1997.

3.3      Restated Certificate of Incorporation of A I M Management Group Acquisition Corp.

3.4      By-Laws of the Company dated February 19, 1997.

10.1     Take-Out Notice, dated as of June 3, 1997, pursuant to the Purchase and Sale Agreement, dated May 2, 1995, among the Company, Citibank, N.A. and Citicorp North America, Inc., as
         amended.

27       Financial Data Schedule.